Form 10-K405
period 1996-06-29
REGISTRY INC
filed 1996-09-27
CIK 1012123

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the Fiscal Year Ended:  JUNE 29, 1996      COMMISSION FILE NUMBER   0-28192
                            -------------                             ----------

                               THE REGISTRY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      MASSACHUSETTS                       7379                   04-2920563
(State or other jurisdiction    (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)  Classification Code Number)  Identification No.)


                                189 WELLS AVENUE
                          NEWTON, MASSACHUSETTS 02159
                                 (617) 527-6886

                   ----------------------------------------

    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

                                              NASDAQ NATIONAL MARKET
- ------------------------          -------------------------------------------
  (Title of each class)           (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
- -------------------------------------------------------------------------------
                             (Title of each class)

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                X   YES        NO
                              -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.[X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 20, 1996 was $79,544,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, no par value 10,230,000  shares outstanding at September 20, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE


 Portions of the registrant's definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held November 21, 1996 are incorporated by reference into Part III.

================================================================================

                                    PART I

ITEM 1:  Business

GENERAL

          This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors" among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

          The Registry, Inc. ("The Registry" or the "Company") provides information technology (IT) consultants on a contract basis to organizations with complex IT operations. The Company's revenue is principally derived from supplemental IT staffing services and, to a lesser extent, from management consulting services provided through its specialized practices. The Company currently has more than 1,500 IT consultants placed with its clients to assist them in implementing solutions for systems and applications development in such areas as distributed network design, database design and development and client/server migration. These consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client. In 1996, the Company provided IT consultants to approximately 380 clients in a diverse range of industries. The Registry has grown from four offices and $16.9 million in revenue in fiscal 1991 to 23 offices and $145.6 million in revenue for the twelve months ended June 29, 1996.

          In recent years, the IT services industry has grown significantly. According to a 1996 report prepared by Dataquest, Inc. for the Company, the potential U.S. market size for supplemental IT staffing services of the type provided by The Registry's IT consultants was estimated at $9.5 billion in 1994 and is projected to grow to $16.1 billion in 1999. This growth is a result of numerous factors including: (i) an increased focus on core business operations by organizations; (ii) the need to access specialized IT skills to keep pace with rapidly changing technologies; (iii) the growing trend toward flexible staffing which provides a variable cost solution to a fixed cost problem; and
(iv) the desire to reduce the cost of recruiting, training and terminating employees as IT requirements change.

          The Company believes that its ability to identify, attract and retain qualified IT consultants is critical to its success. Each of the Company's Resource Managers recruits in one of five technology sectors, thereby enabling the Company to more effectively match the needs of its clients with the skills of its IT consultants. The Company has also established a National Resource Delivery Team ("NRDT") which provides access to consultants from across the nation when local resources for a particular skill set are scarce. To enhance retention, the Company actively re-markets its consultants and offers a comprehensive benefits package.

          Account Managers manage the Company's client relationships. The primary responsibility of each Account Manager is to develop and implement a specific account plan identifying the business requirements for IT staffing and services of each assigned client on an ongoing basis. Account Managers work closely with Resource Managers to identify new assignments at existing client sites as well as to locate potential new clients. Resource Managers are responsible for soliciting, recruiting and assessing technical consultants, developing and maintaining consultant relationships and maintaining and updating the Company's database of IT consultant resumes.

          The Registry's goal is to be a leading nationwide provider of IT professional services. The Company's strategy encompasses the following elements: (i) focus on resource management to effectively identify, qualify, place and retain quality IT consultants; (ii) focus on application development and software engineering; (iii) emphasize long-term client relationships; (iv) enhance growth through internal development, acquisitions and development of new services; and (v) continue to expand a national presence, leveraging the Company's resource management capabilities as well as its nationwide resource pool and customer base. As a result of its involvement in the IT planning process of many of its clients, the Company is often afforded an opportunity to anticipate clients' needs for additional IT consultants and services.

          The Company was incorporated in Massachusetts on June 10, 1986. Unless the context otherwise requires, references herein to "The Registry" and the "Company" refer to The Registry, Inc., a Massachusetts corporation ("TRI"), and its wholly owned direct and indirect subsidiaries, America's Registry, Inc., a Massachusetts corporation ("ARI"), and The Registry, Inc. Network Consulting Practice, a New Hampshire corporation ("NSCP"). In August 1996, The Registry acquired Morris Information Systems, Inc., a Texas corporation. The Company's executive offices are located at 189 Wells Avenue, Newton, Massachusetts 02159. Its telephone number there is (617) 527-6886.


INDUSTRY OVERVIEW

          In recent years, the growth of the information services industry has been driven by companies' increasing reliance on information technology as a strategic tool, the shift to distributed computing and the proliferation of multi-vendor computing environments. As companies struggle to integrate multiple processing platforms and applications which serve an increasing number of end-users, systems and applications development has become increasingly challenging. As organizations continue to focus on their core competencies and strive to operate more efficiently with fewer people, managing and planning staffing requirements to meet their IT needs becomes more difficult.

          Confronted with the challenge of designing, implementing and operating more complex information systems without enlarging corporate staff, businesses are increasingly turning to IT service providers to augment their in-house IT operations. Using the services of IT consultants allows companies to: (i) focus on their core business; (ii) access specialized technical skills; (iii) implement flexible staffing, providing a variable cost solution to a fixed cost problem; and (iv) reduce the cost of recruiting, training and terminating employees as IT requirements change.

          There are a number of competitive factors within the highly fragmented IT services industry. These factors include, among others, IT services providers' ability to: (i) identify, recruit and retain highly qualified software engineers; (ii) provide software application and development services across a broad range of platforms and technologies; and (iii) serve clients across multiple locations.


BUSINESS STRATEGY

          The Registry's goal is to be a leading nationwide provider of IT professional services for organizations with complex IT operations. The Company's business strategy encompasses the following elements:

   . Emphasize Resource Management.   The Company believes that its ability to
     provide the highest quality, most professional IT consultants is critical to its success. The Company's Delivery Management System is designed to effectively identify, qualify, place and retain IT consultants. Each of the Company's 100 Resource Managers recruits in one of five specific technology sectors, enabling the Company to more effectively match the skills of its IT consultants with the needs of its clients. To attract and retain IT consultants, the Company offers them a comprehensive benefits package and actively re-markets them before their engagement ends. In addition, the Company's National Resource Delivery Team, a group of Resource Managers based at the Company's headquarters, helps coordinate recruiting efforts with the local branch offices to provide access to consultants from across the nation when local resources for a particular skill set are scarce. The Company believes that its resource management methodologies have been and will continue to be a significant factor in its ability to grow.

   . Focus on Application Development and Software Engineering.   Many of the
     Company's clients are leaders in adopting emerging computing technologies. The Company provides IT consultants for application development and software engineering in areas such as networking and communications, migration from legacy systems, workgroup/desktop applications, database design and development and Internet. In addition to differentiating the Company's service offerings from those of other IT service providers, this focus on application development and software engineering provides the Company an opportunity to enhance margins by moving away from the commodity pricing more typical for IT consultants providing routine operations and maintenance services. In addition, this focus enables the Company to offer its IT consultants the opportunity to work on challenging projects, which the Company believes is a significant advantage in attracting and retaining highly skilled professionals.

   . Build Client Relationships.   The Registry's goal is to become an
     extension of its clients' IT departments. The Company seeks long-term relationships as a primary IT service provider for companies which have complex IT operations and for which IT development is a strategic tool and not merely a support function. The Company believes that this relationship-oriented approach results in greater client satisfaction and reduces business development expense. By helping its clients assess their future staffing needs in their IT planning process, the Company is better able to anticipate opportunities to provide additional services. Of the Company's top 10 clients in calendar 1993, seven were among the Company's top 10 clients in calendar 1995.

   . Maintain and Expand National Presence.   The Company believes that larger
     organizations with multiple locations prefer to deal with IT service providers that can provide consistent and high quality services on a nationwide basis. The Company has focused from its inception on establishing a nationwide presence to take advantage of the enhanced delivery capabilities resulting from a nationwide resource pool as well as to focus on and serve national accounts. The Registry has 25 offices across the country allowing national coverage for larger accounts and mobility for IT consultants. In the future, the Company's decision to establish a new office will be influenced, in part, by the extent to which it can help increase the Company's national presence and assist in serving national accounts.


GROWTH STRATEGY

          The Company's growth has been achieved primarily through branch expansion and, to a lesser extent, the development of new service offerings, rather than through acquisitions. The Company believes, however, that a balance of internal growth and selective acquisitions will best position the Company to capitalize on opportunities in the IT professional services industry. The Company's growth strategy consists of five primary components:

   . Acquire Complementary Businesses.   The Company may seek to acquire
     companies in the IT professional services industry to facilitate its expansion into new geographic areas or to acquire technology businesses that offer complementary services. The Company believes that the fragmented nature of the IT professional services industry presents a number of opportunities for growth through acquisition. In August of 1996, the Company, through its subsidiary America's Registry, Inc, acquired Morris Information Systems, a Texas corporation, with 60 IT consultants working in Houston, TX and Columbia, SC.

   . Concentrate on Existing Branch Development.   The Company believes that
     there are substantial opportunities for increasing revenue in existing branches, 17 of which have been open for less than four years. The Company's strategy is to increase sales to existing clients by increasing the number of IT consultants placed with these clients and by offering them additional services. As a result of its involvement in the IT planning process of many of its clients, the Company is often afforded an opportunity to anticipate clients' needs for additional IT consultants and services. In addition, the Company seeks to selectively expand its client base within existing markets.

   . Expand National Accounts.   The Company is currently focusing on national
     account development and has identified certain systems integrators, computer manufacturers and telecommunications firms as potential national accounts. These accounts present an array of unique operational challenges, such as coordinating service delivery across divisional lines and providing centralized invoicing. The Company believes that its national presence and national resource management capabilities will enable it to meet these challenges.

   . Implement Satellite Branch Expansion.   The Company believes that
     opportunities exist for additional satellite expansion. From existing branch offices, the Company has successfully developed satellite offices in certain regions. This method of developing opportunities in given geographic areas allows the Company to expand its client and consultant base while leveraging existing infrastructure and reducing start-up costs. For example, the Durham, North Carolina office served as a hub for the opening of satellite offices in Charlotte and Greensboro, North Carolina.

   . Develop New Service Offerings.   The Company intends to continue its
     practice of encouraging individual branches to develop complementary services, such as the Documentation Services Practice and the recently introduced Help Desk Practice. These services can then be expanded on a national level after their viability and profitability is demonstrated at a local level.


THE REGISTRY'S SERVICES

          The Registry provides IT professional services for application development and software engineering. The vast majority of the Company's IT consultants work on a supplemental staffing basis to deliver IT implementation, integration and development services. The Registry's goal is to become an extension of its clients' IT departments, and the Company believes that this relationship-oriented approach results in a better understanding of its clients' business and IT staffing needs. The Company's IT consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client. In addition, the Company provides management consulting services primarily through its Network Systems Consulting Practice. Management consulting engagements generally involve network strategy, systems architecture and implementation. The Company generally assumes responsibility for project outcome in such engagements. Further, the Company has recently introduced service offerings in two additional practice areas: documentation services and help desk services.


IT Professional Services

          The Company organizes its IT professional services in five sectors: networks and communications; legacy systems; workgroup/desktop; database design and development; and Internet. Networks and communications engagements generally involve distributed network design and implementation or optimization and connectivity services in both local area networks (LANs) and wide area networks
(WANs). General skills required in this sector include UNIX/TCP-IP/IPX development, SNMP network management development and LAN/WAN architecture. Legacy system engagements address challenges in the migration of legacy applications to a client/server environment, large systems development and general legacy (primarily IBM and Digital VAX/VMS) support. General skills required in this sector include IBM/COBOL/CICS, VAX/VMS application development and systems administration and IMS systems programming. Workgroup/desktop engagements involve front-end graphical user interface (GUI) development, rapid application prototyping and development, object-oriented development and workgroup application services. General skills required in this sector include NT/C++/GUI development, MS Windows/Windows 95/Windows NT architecture and development and visual basic design/OBDC. Database design and development assignments involve design, development and implementation of relational database applications and systems. General skills required in this sector include Sybase/UNIX/C++/Tuxedo, Oracle DBA and Powerbase/Sybase client server development. Internet engagements include Web Page design, Internet security design issues and intranetworking systems development. General skills required in this sector include HTML/WWW design and development, UNIX/Systems Engineer/CGI/Firewall development and JAVA development. The Company's IT consultants typically work on assignments within each of these five sectors as part of project teams generally comprising client staff and IT consultants placed by the Company and other IT service providers.


Practices

          Network Systems Consulting Practice (NSCP).   In November 1994, the
Company acquired the business that formed the basis for its Network Systems Consulting Practice. Based in New England and operating from locations in New York City and Chicago, the NSCP is staffed by 29 salaried employees. The NSCP provides an extensive suite of management consulting services, addressing issues such as network strategy, systems architecture and implementation. Most projects are performed on a time and materials basis, with engagements generally lasting approximately two to three months. The clients of the NSCP include systems integrators, hardware manufacturers and pharmaceutical companies.

          Documentation Services Practice (DSP).   In 1994, the Company
initiated its Documentation Services Practice in its Chicago branch office. The DSP assists hardware and software vendors and other organizations in developing documentation, instruction and accompanying materials associated with introducing new or upgrading existing products. As product development cycles continue to shorten, these services, including documentation needs analysis, design and development, project management, technical writing and graphic design and illustrations, are designed to help clients produce high-quality, cost-effective documentation under heightened scheduling constraints. In addition, the DSP provides systems documentation and process consulting services to other organizations. The DSP is composed of 31 professionals including project managers, technical writers, principal consultants, a quality manager and a practice manager, of whom approximately half are salaried employees and half are hourly IT consultants. Most projects are performed on a time and materials basis, with engagements generally lasting approximately three to four months.

          Help Desk Practice.   The Company is currently developing a Help Desk
Practice to assist clients in identifying their help desk requirements and implementing and operating their help desk services. These services may range from providing consulting services to providing a complete outsourcing solution for a client's help desk needs.


THE REGISTRY'S DELIVERY MANAGEMENT SYSTEM

IT Consultants

          A major challenge facing IT professional services companies is the identification and retention of highly qualified software engineers and computer programmers. The Company's typical IT consultant has an average of six to eight years of experience in application development and software engineering. The Company believes that it is able to attract and retain the highest quality IT consultants by offering the following advantages:

          . Consultants work with a Resource Manager with a single technology sector focus who understands the consultants' skills and professional interests.

          . The Company provides exposure to a variety of challenging assignments that help consultants increase their skill sets and business expertise.

          . The Company actively re-markets its consultants, allowing them to concentrate on completing their current assignment.

          . The Company offers a comprehensive benefits package comparable in coverage to those offered in many permanent employment positions.

Resource Management

          Resource Managers are responsible for soliciting, recruiting and assessing IT consultants, developing and maintaining consultant relationships and maintaining and updating the Company's database. Although Resource Managers recruit most of the Company's IT consultants through referrals from existing IT consultants, they utilize several additional recruiting methods, including local and national print advertising, participation in technical job fairs across the nation and listing a variety of current openings on the Company's home page on the World Wide Web. Resource Managers also utilize the Company's database that contains the resumes of approximately 100,000 IT consultants that have been submitted to the Company directly or indirectly by such consultants in response to the Company's recruiting efforts. At any particular time, however, only certain of the individuals whose resumes are included in the Company's database may be available for placement by the Company; certain individuals may have accepted permanent assignments, may be working for the Company's competitors or may have left the IT services industry. Nevertheless, the Company believes that the database facilitates the identification of qualified IT consultants to the extent of their availability.

          As of June 29, 1996, the Company employed 100 Resource Managers located in its branch offices nationwide. This number exceeds the number of Account Managers by a ratio of 1.47 to 1 and reflects the Company's commitment to resource development. Resource Managers are typically college-educated individuals with experience in customer service, telemarketing and relationship management. They are compensated through a combination of base salary and bonus incentives based on consultant placements and gross profit margins.


Account Management

          The Company's Account Managers manage its client relationships. Each Account Manager is responsible for approximately four to seven accounts, some of which may involve multiple operating units of a particular organization. The Account Manager's primary responsibility is to develop and implement a specific account plan for each assigned client. Each plan addresses the following areas: building and serving the client relationship; identifying and understanding the client's current and anticipated requirements; and expanding services to additional areas within the client's organization. The Company's Account Managers work closely with the Resource Managers to identify new assignments at existing client sites, staff assignments appropriately and market IT consultants to existing clients. As of June 29, 1996, the Company employed 68 Account Managers who are compensated through a combination of base salary and commission.


The Registry's Methodology

          The Company has developed a system designed to identify, qualify, place and retain IT consultants. This system includes the following:

     Technology Sector Recruiting. Resource Management teams in each branch office recruit IT consultants who specialize in one of the five technology sectors that the Company serves. Each Resource Manager is assigned to one specific sector and is accountable for continually developing consultant relationships within, and an understanding of, that sector. This approach helps a Resource Manager stay current in a particular sector and reduce a field of potential consultants to a select list of experts particularly qualified for current openings.

     National Resource Delivery Team. The Company has established a National Resource Delivery Team, a group of 13 Resource Managers located at the Company's corporate headquarters. Communicating daily with the Resource Managers in the Company's 25 branch offices, the NRDT helps coordinate recruiting efforts with the local branch offices to provide access to consultants from across the nation when local resources for a particular skill set are scarce. The NRDT also supports local branches with on-site auxiliary recruiters to provide added support and expertise for new office openings or the rapid growth of existing offices.

     Continuous Support and Quality. The Company believes that consultant quality is of primary importance to its clients and that clients prefer to work with vendors that have substantial quality programs in place. The Company has always maintained a proactive approach to quality initiatives, and its quality programs include a consultant orientation and a review of client satisfaction 30 days after the beginning of each engagement and at the end of each engagement. The Company actively solicits feedback from clients and IT consultants in the areas of productivity, technical performance and compatibility, as well as overall quality of the service provided, which then forms the basis for the Company's statistical analysis for quality improvement programs.

     Consultant Retention and Benefits. Clients spend valuable time and effort in the training and orientation of consultants, and, accordingly, retention until project completion is extremely important. Before completion of a project, the Company actively re-markets its consultants, which helps the Company minimize turnover. This approach allows consultants to focus on completing their current project -- often when it is in the most critical phase. The Company has recently developed a benefits package offered to its hourly IT consultants which includes comprehensive medical insurance, a prescription drug card, term life insurance, individual long-term disability insurance and a 401(k) retirement plan. These benefits underscore the Company's commitment to its consultants and further consultant loyalty and retention efforts.

OPERATIONS AND SUPPORT SERVICES

Branch Management

          The Company's Branch Managers are accountable for branch profitability and are responsible for day-to-day branch operations, as well as business and staff development. To date, most Branch Managers have been promoted from within and thus bring with them an appreciation for the Company's culture. Management believes that this approach has allowed the Company to maintain consistent standards during a period of rapid growth. Branch Managers are compensated through a combination of base salary and bonus incentives based on branch profitability.

          Staffing levels of branch offices vary depending on the maturity of an office and range from two Resource Managers, one Account Manager, one administrative staff and a Branch Manager for a recently opened office to eleven Resource Managers, six Account Managers, three administrative staff and a Branch Manager for a larger, more established office. Satellite offices benefit from sharing certain staff resources with neighboring branches.

The following chart lists the Company's 25 branch offices and the fiscal year in which they opened or were acquired:

                                     FISCAL
                                     ------
            LOCATION               YEAR OPENED
            --------               -----------

Newton, Massachusetts                     1987

McLean, Virginia                          1987

Durham, North Carolina                    1990

Atlanta, Georgia                          1991

Chicago, Illinois                         1992

Richmond, Virginia                        1992

Cleveland, Ohio                           1993

Rye Brook, New York                       1993

Boston, Massachusetts                     1993

Ft. Lauderdale, Florida                   1994

Rosemont, Illinois                        1994

Dallas, Texas                             1994

Denver, Colorado                          1994

Greensboro, North Carolina                1994


New York, New York                        1994

Santa Clara, California                   1994

Seattle, Washington                       1995

Columbus, Ohio                            1995

Stratham, New Hampshire                   1995

Charlotte, North Carolina                 1995

Rolling Meadows, Illinois (DSP)           1995

New York, New York (NSCP)                 1996

Walnut Creek, California                  1996

Houston, Texas                            1997

Columbia, South Carolina                  1997


Regional Management

     The Company has a Regional Vice President for each of the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West Regions. The Regional Vice President is responsible for supervising Branch Managers and for developing a financial plan for the region, implementing staff development and training and coordinating marketing strategy. Each Regional Vice President serves on the Company's Executive Committee. Compensation of Regional Vice Presidents consists of a base salary plus bonus incentives relating to regional profitability.

Corporate Services

     From its headquarters in Newton, Massachusetts, the Company provides its branch offices with centralized support services, including marketing, financial and accounting, legal support and purchasing. In addition, the Company has committed and expects to continue to commit substantial resources to the following areas:

  Training.   The Company provides a number of training programs for its staff employees to help them stay current with emerging issues in the information technology industry. These programs include "Registry University," a four-day training and orientation workshop for new Account Managers and Resource Managers and the "Branch Manager's Workshop," an annual series of four three-day workshops that focus on operations, business development and staff development. Drawing on the experience of the Company's most successful Resource Managers, the training department has also developed a "Best Practices" program in resource management.

  Information Services.   The Company believes that its own information
  technology system is an important tool for enhancing productivity, promoting efficiency and improving communications within the organization. The Company also believes that its database is one of its most important assets. The Company is currently committing significant resources to improving the database search capabilities through centralization and development of a nationwide communications network.

  Human Resources.   The Company believes that extending a benefits program to
  its IT consultants provides it with a competitive edge by promoting consultants' loyalty to the Company and enhancing its retention efforts. In this regard, the Company has recently begun to offer a benefits package to the Company's IT consultants nationwide. This program includes comprehensive medical insurance, a prescription drug card, term life insurance, individual long-term disability insurance and a 401(k) retirement plan.

CLIENT BASE

     The Company focuses its sales efforts primarily on organizations with complex IT needs and currently provides IT consultants to approximately 380 clients. In the year ended June 29, 1996 approximately 34.8% of the Company's revenue was derived from its top 10 customers, none of which accounted for more than 6.6% of revenue. The primary industries served by the Company are: financial services, manufacturing, communications, systems integration and pharmaceutical.


COMPETITION

     The market for IT professional services is intensely competitive on both local and national levels. The market is served by numerous IT professional services companies, many of which have greater financial, technical and other resources than the Company. Some of these competitors have a nationwide presence equivalent to, or greater than, that of the Company. Within any given market, the Company and its competitors frequently compete for the same highly-skilled IT consultants and clients.

     The Company competes for IT consultants with other IT professional services providers, outsourcing and consulting companies, systems integrators, temporary personnel agencies and client companies. IT consultants, including those who work with The Registry, often seek assignments from more than one staffing company. Primary competitive factors for recruiting and retaining such professionals include: compensation, including timeliness of payment; availability of benefits; consistent flow of high quality, varied assignments; scheduling flexibility; and an understanding of consultant skills and work preferences.

     The Company competes for clients with other IT professional services providers, outsourcing and consulting companies, systems integrators and, to a lesser extent, temporary personnel agencies. The Company considers large organizations with complex IT needs to be among its prime clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain IT professional services companies as approved providers of IT professional services. Primary competitive factors for obtaining and retaining clients include: careful matching of consultant skills with the client's requirements; selectivity in referral of consultant candidates; nationwide presence; consultant technical expertise; price of services; monitoring of client satisfaction during and after a placement; and general responsiveness to client needs.

     Although the Company believes that it competes favorably both in recruiting IT consultants and obtaining clients, there is no assurance that it will continue to be successful in doing so.


EMPLOYEES

     As of June 29, 1996, the Company had 447 employees, of which 139 were staff IT consultants, 100 were Resource Managers, 68 were Account Managers, 82 were either Branch, Regional or corporate managers and 58 served in various administrative and accounting capacities. On that date, there were also more than 1,500 IT consultants (including the 139 staff IT consultants) working on full-time assignments for the Company's clients. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

     Approximately 89.9% of the Company's non-staff IT consultants during fiscal 1996 were treated as employees of the Company for federal and state tax purposes. For such employees, the Company pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The remainder of the IT consultants worked for the Company on a subcontract basis, and the Company is not responsible for such taxes under these arrangements. The Company believes that such arrangements meet the requirements of applicable law.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME                    AGE                POSITION
- ------------------------------------------------------------------------------
G. Drew Conway........  39  President, Chief Executive Officer and Director
Robert E. Foley.......  47  Chief Financial Officer and Treasurer
Mark W. Biscoe........  36  Vice President, Northeast Region
Christopher T. Cain...  33  Vice President, Southwest Region
Anthony F. Carusone...  48  Vice President, Southwest Region
Christopher B. Egizi..  40  Vice President, Midwest Region
James F.J. McKee......  31  Vice President, West Region
Martin E. Goober......  31  Vice President, Operations
David E. Jackson......  45  Vice President, Network Systems Consulting Practice
James H. Anderson.....  42  Denver Branch Manager
Susan E. Hovdesven....  33  New York Branch Manager

     Mr. Conway is the founder of the Company, and has served as President, Chief Executive Officer and Director of the Company since its incorporation in May 1986 and as Treasurer from such date until March 1996. From 1983 until 1986, Mr. Conway was a founder and principal of The Experts, a technical staffing company. Mr. Conway previously served as an Account Manager with EDP Temps, a technical staffing company.

     Mr. Foley has served as Chief Financial Officer since joining the Company in July 1990 and as Treasurer since March 1996. Mr. Foley has more than 22 years of experience in finance and accounting and is also an Adjunct Professor of Finance at Northeastern University.

     Mr. Biscoe has served as Vice President, Northeast Region, since July 1996 and Vice President, New England Region since November 1995. Mr. Biscoe joined the Company in March 1992 and has served as Branch Manager of the Newton office and Manager of the National Resource Delivery Team. From 1990 until 1992, Mr. Biscoe served as Branch Manager of Triple T, Inc., a technical staffing company.

     Mr. Cain has served as Vice President, Southwest Region, since January 1995. Mr. Cain joined the Company in 1990 as an Account Manager and opened the Dallas office as Branch Manager.

     Mr. Carusone has served as Vice President, Southeast Region, since February 1994. Mr. Carusone joined the Company in February 1992 and has served as Branch Manager of the Atlanta office. From July 1990 to February 1992, Mr. Carusone was employed by Status, Inc., a personnel recruiting company.

     Mr. Egizi has served as Vice President, Midwest Region, since January 1994. Mr. Egizi was a founding staff member of the Company in 1986 and has served as Vice President, Strategic Corporate Services, Branch Manager of the Newton office and Manager of the NRDT.

     Mr. McKee has served as Vice President, West Region, since January 1996. Mr. McKee joined the Company in November 1991 as an Account Manager and subsequently opened the Santa Clara office in June 1994 as Branch Manager and the Walnut Creek, California office in August 1995. Before joining the Company, Mr. McKee was employed as an Account Executive with Spectator Publications.

     Mr. Goober has served as Vice President, Operations, since September 1995. Mr. Goober joined the Company in January 1991 as an Account Manager, and before serving as a Director of Training, served as Branch Manager of the Newton office, and opened the Boston office. From April 1988 until December 1990, Mr. Goober served as Senior Account Manager with Sullivan & Cogliano, a technical staffing company.

     Mr. Jackson has served as Vice President, Network Systems Consulting Practice since November 1994. Mr. Jackson joined the Company when Axiom Consulting Group, Inc., the network implementation consulting firm he founded in December 1991, was acquired by the Company. From 1989 to 1991, Mr. Jackson served as Vice President of Sales and Marketing of The DMW Group, Inc., a network management consulting firm. Mr. Jackson has 22 years of experience in the networking and communications industry.

     Mr. Anderson has served as Branch Manager of the Denver office since August 1994. Mr. Anderson joined the Company in November 1986 and has served as Director of Training and Development and Manager of the NRDT. From August 1985 through October 1986, Mr. Anderson served as Recruiting Manager with The Experts, a technical staffing company.

     Ms. Hovdesven has served as New York Branch Manager since November 1993. Ms. Hovdesven joined the Company in March 1988 as an Account Manager and opened the Durham, Atlanta, Rye Brook and New York City offices.

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

ITEM 2.  Properties

     The Company's executive offices are located in Newton, Massachusetts, in approximately 18,800 square feet of leased office space, under leases that expire on September 30, 2010, from the Realty Trust. See Note 5 to Item 6 "Selected Consolidated Financial Data," and Note 14 to Consolidated Financial Statements. The Company also maintains offices and leases office space occupying between 475 and 5,875 square feet under leases terminating from December 31, 1996 to July 21, 2001 in the locations in which it maintains a branch office noted in Item 1 under "Branch Management." The Company believes that its facilities are adequate for its current operations.

ITEM 3.  Legal Proceedings

     On April 21, 1995, Ralph Kirkley Associates, Inc. ("Kirkley"), an IT services provider, filed suit against the Company in the District Court of Travis County, Texas, 353rd Judicial District, alleging that the Company breached a mixed oral and written contract with Kirkley to enter into an agreement to purchase substantially all of the assets comprising Kirkley's business. Kirkley's complaint seeks a declaratory judgment that a valid contract existed between Kirkley and the Company to enter into a purchase and sale agreement for Kirkley's assets, as well as actual damages of not less than $500,000, recovery of lost profits, exemplary damages of three times all actual damages awarded and attorney's fees and costs. The Company has filed a general denial of Kirkley's complaint and a counterclaim seeking return of the $100,000 deposit paid to Kirkley's escrow agent and other legal and equitable relief. No further actions have been taken with respect to this suit. On May 31, 1995, Kirkley filed a voluntary petition for bankruptcy under Chapter 11 in the United States Bankruptcy Court for the Western District of Texas. In the event Kirkley or the trustee in bankruptcy proceeds with the case, the Company intends to defend vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     The following matters were acted upon by the then sole stockholder of the registrant in the fourth quarter (prior to the registrant's initial public offering):

     On March 29, 1996, the sole stockholder of the Company, acting by written consent, adopted the 1996 Employee Stock Purchase Plan and 1996 Eligible Directors Stock Plan.

     On April 10, 1996, the sole stockholder of the Company, acting by written consent, adopted the Amended and Restated Articles of Organization and Amended and Restated By-laws of the Company.

     On May 5, 1996, the sole stockholder of the Company, acting by written consent, fixed the number of directors at three and elected Robert P. Badavas as a director of the Company.

     On May 13, 1996, the sole stockholder of the Company, acting by written consent, designated G. Drew Conway as a Class III Director, designated Paul C. O'Brien as a Class II Director and designated Robert P. Badavas as a Class I Director.

     There were no matters acted upon by the stockholders of the registrant following the registrant's initial public offering which was completed on June 10, 1996.


                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market under the symbol "REGI". The following table sets forth, for the period indicated, the range of high and low sales prices since the Company's Common Stock began trading on the Nasdaq National Market through June 29, 1996:


Period                                    High            Low
- ------                                    ----            ---
June 5, 1996 through June 29, 1996       $36.75         $17.00*

* Initial offering price

The stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of the Company's common stock.

HOLDERS OF RECORD

     On September 20, 1996, there were approximately 26 holders of record of The Registry, Inc.'s Common Stock.

DIVIDENDS

     TRI paid a cash dividend in the amount of $50,000 to Mr. Conway in December 1992. ARI paid cash dividends in the approximate aggregate amount of $862,000 to Mr. Conway in December 1995, of which amount $645,000 was immediately used to repay certain indebtedness of Mr. Conway to TRI. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving line of credit with BNY Financial Corporation prohibits the payment of dividends without consent of the lender.

ITEM 6.  Selected Consolidated Financial Data

     The following table contains certain selected consolidated financial data and is derived from the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Consolidated Balance Sheet Data at June 24, 1995 and June 29, 1996 and the Consolidated Statement of Income Data for the year ended May 31, 1994, and for each of the two years in the period ended June 29, 1996 have been derived from the Consolidated Financial Statements of the Company that have been audited by Price Waterhouse LLP, independent accountants, and are included in Item 8. The Consolidated Balance Sheet Data as of May 31, 1992, 1993 and 1994 and the Consolidated Statement of Income Data for each of the two years in the period ended May 31, 1993 have been derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                      MAY 31,                 JUNE 24,    JUNE 29,
                                            1992       1993         1994      1995(1)     1996(5)
                                                 (In thousands , except per share data)
STATEMENT OF INCOME DATA:
Revenue                                    $24,021     $39,845     $60,367     $98,687    $145,588
Cost of revenue                             18,358      30,630      46,262      74,288     106,945
                                           -------     -------     -------     -------    --------
Gross profit                                 5,663       9,215      14,105      24,399      38,643
Selling, general and administrative
 expenses                                    4,760       8,319      12,831      22,925      32,152
                                           -------     -------     -------     -------    --------
Income from operations                         903         896       1,274       1,474       6,491
Interest and other expense, net                163         292         459       1,145       1,867
                                           -------     -------     -------     -------    --------
Income before taxes                            740         604         815         329       4,624
Provision for income taxes                     218         281         430           4       2,081
                                           -------     -------     -------     -------    --------
Net income                                 $   522     $   323     $   385     $   325    $  2,543
Distributions to stockholder(2)                  -     $    50           -           -    $  1,511
                                           -------     -------     -------     -------    --------

Income before taxes                                                            $   329    $  4,624
Pro forma provision for income taxes (3)                                           243       2,003
                                                                               -------    --------
Pro forma net income (3)                                                       $    86    $  2,621
                                                                               -------    --------
Pro forma net income per share (3)                                             $  0.01    $   0.30
                                                                               -------    --------
Weighted average common
   and common equivalent
   shares outstanding (4)                                                        8,398       8,594
                                                                               -------    --------
BALANCE SHEET DATA:
Cash and cash equivalents                        -           -           -           -    $ 12,044
Working capital                            $   409     $  (138)    $  (364)    $  (576)     34,643
Total assets                                 5,556       9,477      15,530      28,643      49,101
Total debt                                   3,756       6,147       9,361      20,438       2,860
Stockholders' equity                         1,123       1,596       2,136       2,284      37,830

(1) The Company changed its fiscal year end from May 31 to the last Saturday in June, effective with the fiscal year ended June 24, 1995. Accordingly, the June 1994 results are not included in the data presented above. Results of operations for the years ended June 24, 1995 and June 29, 1996 are for 52 weeks and 53 weeks, respectively. See Note 2 to Consolidated Financial Statements.
(2) For the year ended June 29, 1996, includes $862,000 distributed to the president and majority stockholder on the common stock of ARI and $649,000 distributed by the Realty Trust to the president and majority stockholder upon refinancing of the Realty Trust's mortgage. See Note 5 below.
(3) Effective January 1, 1996, TRI, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of ARI and the stockholder of ARI received an additional 5,333,333 shares of common stock of TRI (the "Merger"). The pro forma data have been computed as if ARI, which was an S corporation for federal and state income tax purposes, were subject to federal and all applicable state corporate income taxes since February 1991, based on the statutory tax rates and the tax laws then in effect. See Notes 2, 8 and 15 to Consolidated Financial Statements.
(4) Weighted average common and common equivalent shares outstanding for the year ended June 24, 1995 consists of 8,000,000 shares of Common Stock after giving effect to the Merger and stock split described in Note 9 to the Consolidated Financial Statements and 397,588 shares related to the dilution attributable to options granted in the twelve months prior to the Company's initial public offering using the treasury stock method. Weighted average common and common equivalent shares outstanding for the year ended June 29, 1996 consists of 8,150,270 shares of Common Stock after giving effect to the additional shares outstanding after the stock offering of June 5, 1996 and 443,517 shares related to the dilution attributable to options granted using the treasury stock method.
(5) In conjunction with the renegotiation of the Company's lease with the Realty Trust, the accounts of the Realty Trust have been consolidated with those of the Company, commencing September 19, 1995. See Note 14 to Consolidated Financial Statements.


ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

  The Registry, Inc. provides information technology (IT) consultants on a contract basis to organizations with complex IT operations. The Company's revenue is principally derived from supplemental IT staffing services and, to a lesser extent, from management consulting services provided through its specialized practices. The Company's IT consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client. The Registry has grown from four offices and $16.9 million of revenue in fiscal 1991 to 23 offices and $145.6 million of revenue in fiscal 1996.

  Revenue growth is derived primarily from increases in the number of IT consultants placed with existing clients and the addition of new clients. In recent years, the Company has also been able to increase the average billing rates for its IT consultants as economic conditions have improved and the demand for skilled and experienced professionals has increased. Revenue is recognized as services are provided and the majority of clients are billed on a weekly basis. In fiscal 1996, approximately 34.8% of the Company's revenue was derived from its top 10 clients, with no client accounting for more than 6.6%.

  Because the Company only derives revenue when its consultants are actually working, its operating results are adversely affected when client facilities are closed due to holidays or inclement weather. In particular, the Company experiences a certain amount of seasonality in its second fiscal quarter because of the number of holidays falling in such quarter. In addition, the Company generally experiences lower operating margins in its third fiscal quarter due in part to the timing of unemployment tax accruals.

  Since its founding in 1986, the Company has had an aggressive expansion plan and growth strategy. The Company opened six offices between fiscal 1986 and 1992, three in fiscal 1993, seven in fiscal 1994, five in fiscal 1995 and two in fiscal 1996. The increase in the number of offices has resulted in an increase in revenue for each year, but has in some cases adversely impacted net income due primarily to expenses associated with staffing the new offices as well as with the increase in corporate staff needed to support an increased number of branches. In most instances, new offices have experienced either losses or marginal profitability for approximately 12 to 18 months after opening. In certain cases, branches that have achieved profitability have not remained profitable on a consistent basis.

  Beginning in fiscal 1996, the Company implemented tighter cost controls and a compensation program based on operating profitability rather than revenue growth. Further, the Company has sought to improve profitability by increasing the number of full-time, salaried staff consultants, who generally produce higher margins than the Company's hourly IT consultants. In addition to its core IT professional services and in response to market opportunities, the Company has introduced new service offerings, including the Network Systems Consulting Practice (NSCP) and the Documentation Services Practice (DSP), both of which are established practices, as well as a recently introduced Help Desk Practice.

  Through December 31, 1995, ARI was an S corporation for federal and state income tax purposes and, accordingly, was not subject to corporate income taxes. As a result, the Company believes that direct comparisons of historical provisions for income taxes are not meaningful.

  In conjunction with the renegotiation of the Company's leases with the Realty Trust, the accounts of the Realty Trust have been consolidated with those of the Company, commencing September 19, 1995. The effect of this consolidation was to increase fixed assets by approximately $1.7 million and long-term debt by approximately $2.1 million at June 29, 1996. The consolidation of the Realty Trust did not have a significant effect on the Company's results of operations, nor is it expected to have a significant effect in the future. See Note 14 to Consolidated Financial Statements.


FISCAL YEARS ENDED JUNE 29, 1996 AND JUNE 24, 1995

  Revenue.   Revenue increased 47.5% to $145.6 million for fiscal 1996 from
$98.7 million in fiscal 1995. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices and the continued maturation of newer branch offices resulting in a greater number of IT consultants placed with the Company's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for the Company's IT consultants.

  Gross Profit.   Gross profit increased 58.2% to $38.6 million for fiscal 1996 from $24.4 million in the comparable prior period. As a percentage of revenue, gross profit increased to 26.5% for the period compared to 24.7% for the comparable prior period. This increase was attributable primarily to a higher average hourly billing rate charged for the Company's IT consultants during this period. In addition, the increase in gross profit as a percentage of revenue was favorably impacted by the growth in relatively higher margin new service offerings and an increase in staff IT consultants.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by 40.6% to $32.2 million for fiscal 1996 from $22.9 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 22.1% for the period compared to 23.2% for the comparable prior period. This decrease was attributable primarily to the growth in revenue during a period in which there was limited expansion into new markets and a relative slowing in the hiring of additional Resource Managers, Account Managers and corporate staff.

  Interest and Other Expense, Net.   Interest and other expense, net, increased
to $1.9 million during fiscal 1996 from $1.1 million in the comparable prior period. This increase was attributable primarily to the increased borrowings under the Company's line of credit resulting from the increase in working capital requirements associated with the Company's sales growth.

FISCAL YEARS ENDED JUNE 24, 1995 AND MAY 31, 1994

  Revenue.   Revenue increased 63.4% to $98.7 million for fiscal 1995 from $60.4 million for fiscal 1994. Of this increase, $30.7 million was derived from existing branch offices with the remaining $7.6 million derived from new branch offices opened during the year. Approximately half of the increase attributable to new branch offices was derived from one of the Company's key clients. Overall, most existing branch offices exhibited significant sales increases as demand for IT professional services increased. In addition, the increase in revenue resulted to a lesser extent from an increase in the average hourly billing rates charged for the Company's IT consultants.

  Gross Profit.   Gross profit increased 73.0% to $24.4 million for fiscal 1995 from $14.1 million for fiscal 1994. As a percentage of revenue, gross profit increased to 24.7% for fiscal 1995 from 23.3% for fiscal 1994. This increase was attributable primarily to a higher average hourly billing rate charged for the Company's IT consultants during the period.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 78.9% to $22.9 million for fiscal 1995 from $12.8 million for fiscal 1994. As a percentage of revenue, selling, general and administrative expenses increased to 23.2% for fiscal 1995 from 21.2% for fiscal 1994. This increase was attributable primarily to the opening of five branch offices during the year and the staffing of those offices. To a lesser extent, the increase in selling, general and administrative expenses resulted from an increase in corporate staff needed to support an increased number of branches.

  Interest and Other Expense, Net.   Interest and other expense, net, increased
to $1.1 million for fiscal 1995 from $459,000 for fiscal 1994. This increase was attributable to the increased borrowings under the Company's line of credit resulting from the increase in working capital requirements associated with the Company's sales growth. In addition, the increase in interest expense resulted in part from a nominal increase in interest rates.

MONTH ENDED JUNE 25, 1994

  During the month of June 1994, the Company sustained a loss of $177,000. This loss was due primarily to the opening of five branch offices during the previous quarter, all of which sustained operating losses during the month, and the staffing of those offices. In addition, four previously opened offices were still operating at a loss during the month. Thus, nine of eighteen branch offices incurred losses during the month.

QUARTERLY RESULTS

  The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ending with the quarter ended June 29, 1996, in thousands of dollars. This data has been prepared on the same basis as the audited financial statements contained elsewhere in this Report and in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                       THREE MONTHS ENDED
                                            -------------------------------------------------------------------------
                             SEPT. 1994  DEC. 1994    MAR. 1995     JUNE 1995      SEPT. 1995    DEC. 1995    MAR. 1996   JUNE. 1996
                             ----------  ----------  -----------  --------------  -------------  ----------  -----------  ----------
                                                            (In thousands, except per share data)

Revenue                         $21,171     $24,607     $24,480         $28,429         $31,682     $32,077    $ 38,335      $43,494
Cost of revenue                  15,993      18,632      18,408          21,255          23,360      23,487      28,363       31,735
                                -------     -------     -------         -------         -------     -------    --------      -------
Gross profit                      5,178       5,975       6,072           7,174           8,322       8,590       9,972       11,759
Selling, general and
  administrative expenses         4,600       5,496       5,995           6,834           7,186       7,397       8,185        9,384
                                -------     -------     -------         -------         -------     -------    --------      -------
Income from operations              578         479          77             340           1,136       1,193       1,787        2,375
Interest and other
 expense, net                       204         256         281             404             470         443         612          342
                                -------     -------     -------         -------         -------     -------    --------      -------
Income (loss) before taxes          374         223        (204)            (64)            666         750       1,175        2,033
Income tax provision
 (benefit)                          167          65        (119)           (109)            121          12       1,075(1)       873
                                -------     -------     -------         -------         -------     -------    --------      -------
Net income (loss)               $   207     $   158     $   (85)        $    45         $   545     $   738    $    100      $ 1,160
                                =======     =======     =======         =======         =======     =======    ========      =======

Income (loss) before taxes      $   374     $   223     $  (204)        $   (64)        $   666     $   750    $  1,175      $ 2,033
Pro forma provision
 (benefit) for income taxes         196         116         (91)             22             322         338         470          873
                                -------     -------     -------         -------         -------     -------    --------      -------
Pro forma net income (loss)     $   178     $   107     $  (113)        $   (86)        $   344     $   412    $    705      $ 1,160
                                =======     =======     =======         =======         =======     =======    ========      =======
Pro forma net income
 (loss) per share                 $0.02       $0.01      $(0.01)         $(0.01)          $0.04       $0.05       $0.08        $0.13


1 Includes a $642,000 charge associated with the conversion of ARI from an S corporation to a C corporation. See Note 8 to Consolidated Financial Statements.

  The above quarterly data reflects the results of operations for 13 weeks, except for the September 1995 quarter which includes 14 weeks. The March 1995 and 1996 revenue reflects in some part the seasonality of the business and the impact of the additional employment taxes on profitability.

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. The Company also experiences a lower operating profit margin in its third fiscal quarter, the January to March quarter, in part as a result of higher unemployment tax accruals and, to a lesser extent, FICA taxes which are expensed as incurred. During this quarter, the unemployment tax, which is based on the first $7,000-$20,000 of wages for each employee, depending on the state, is significantly higher than other quarters.


LIQUIDITY AND CAPITAL RESOURCES

  On June 10, 1996, the Company completed its initial public offering for the sale of 2,230,000 shares of common stock, which included 330,000 shares in respect of the underwriters' over-allotment option. The Company received $34,498,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Additionally, the Company had previously incurred $294,000 of costs related to the initial public offering that were deferred in previous years. Net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, which was approximately $19,335,000, and certain term loans (see Note 7 to the Consolidated Financial Statements). As of March 1, 1996, the Company entered into a $25 million revolving advance facility with BNY Financial Corporation (the "Line of Credit"). This facility allows the Company to borrow the lesser of 85% of eligible receivables (approximately $22.3 million as of June 29, 1996) or $25 million. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. The Company was on June 29, 1996 and is currently in compliance with these financial covenants.

  As of June 29, 1996, the principal amount outstanding under the Line of Credit was $10,000, with availability of $22.3 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option. In addition at June 29, 1996, the Company had invested $12.7 million in short term treasury bills at BNY Financial Corporation which earn interest at the Short Term Federal Funds rate (5.167% at June 29, 1996).

  The Company had negative cash flow from operations of $1.8 million for the year ended June 29, 1996. The Company had negative cash flow from operations of $2.9 million and $7.1 million for fiscal 1994 and fiscal 1995, respectively. The primary sources of cash from operations during the year ended June 29, 1996 were: $2.5 million in net income, net of $799,000 in non-cash depreciation and amortization expenses; an increase of $1.1 million in income taxes payable as a result of the conversion of ARI to a C corporation effective January 1, 1996; and an increase of $2.4 million in accrued salaries, wages and expenses. The primary use of cash in operations was an increase of $7.6 million in accounts receivable resulting from the Company's sales growth. The primary sources of cash from operations in fiscal 1995 were $325,000 in net income, net of $517,000 in non-cash depreciation and amortization expenses, and an increase of $910,000 in accounts payable. The primary use of cash from operations was an increase of $9.7 million in accounts receivable. The primary sources of cash from operations in fiscal 1994 were $385,000 in net income, net of $196,000 in non-cash depreciation expense, and an increase of $1.7 million in accrued salaries, wages and expenses. The primary use of cash from operations in fiscal 1994 was an increase of $5.7 million in accounts receivable.

  The Company used $269,000 of cash for investing activities for the year ended June 29, 1996. The primary use of cash from investing activities during this period was the purchase of $1.3 million in fixed assets. The primary source of cash was the net repayment of $1.1 million in notes receivable from officers. The Company used $2.6 million of cash in investing activities in fiscal 1995. The primary use of cash in investing activities in such period was the purchase of fixed assets of $1.9 million and an increase in notes receivable from officers of $406,000. The Company used $465,000 of cash in investing activities in fiscal 1994. The primary use of cash in investing activities in such period was the purchase of fixed assets of $578,000.

  For the year ended June 29, 1996 the Company generated $14.1 million in cash from financing activities. The primary source of cash during this period was $34.5 million in net proceeds from the Company's initial public offering of common stock in June 1996. The Company also borrowed $745,000 from a leasing company, and the Realty Trust received $1.4 million in proceeds from the refinancing of its existing mortgage loan. The primary uses of cash in this period were the repayment of $17.9 million on the Company's line of credit, and $3.5 million of the Company's long-term debt and capital leases and the distribution of $1.5 million to the majority stockholder, including $649,000 distributed to the majority stockholder as the sole beneficiary of the Realty Trust. During fiscal 1995, the Company was provided $9.7 million in cash by financing activities. The primary source of cash was provided by the Company's line of credit in the amount of $8.0 million. The Company was also provided $2.1 million in cash through a leasing company. This financing was used to fund the acquisition of fixed assets. During fiscal 1994, the Company was provided $3.4 million in cash from financing activities. The primary source of cash was provided by the Company's line of credit in the amount of $3.3 million.

  On August 16, 1996, the Company, through its wholly owned subsidiary, ARI, acquired all of the outstanding stock of Morris Information Systems, Inc. ("MIS") for $2,500,000 in cash plus amounts up to an aggregate of $700,000 contingent upon the operating results of MIS during the two years following the acquisition. In addition, the Company will pay a total of $300,000 over the next two years to the former stockholder of MIS in consideration for consulting and noncompetition agreements. MIS is an information technology consulting firm performing services similar to those of the Company. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of new branches or the development of new service offerings. The Company also anticipates making approximately $2.5 million in capital expenditures in the next 12 months principally to upgrade its computer system. In connection with a 1994 acquisition, the Company may be obligated to make certain contingent payments during the next several years. See "Certain Relationships and Related Transactions" and Note 3 to Consolidated Financial Statements. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the proceeds from the offering, together with cash flow from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

RISK FACTORS

  Dependence on Availability of Qualified IT Consultants.   Substantially all of
the Company's revenue is derived from providing IT consultants on a contract basis. The Company's success depends upon its ability to continue to attract and retain IT consultants who possess the technical skills and experience required to meet the staffing needs of its clients. The Company must continually update and add to its database of technical personnel in each market in which it operates. The vast majority of the IT consultants in The Registry's database are also included in one or more of the databases of the Company's competitors, and there can be no assurance that experienced professionals currently working on projects for the Company will not choose to work on projects for competitors on their next assignment. Competition for IT consultants is intense and demand for their services has, to date, substantially exceeded their supply, and the Company expects such competition will continue to increase. There can be no assurance that qualified technical personnel will continue to be available to the Company in sufficient numbers, and any failure to attract or retain qualified IT consultants in sufficient numbers could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Personnel.   The Company depends to a significant extent on
key management, technical and other personnel. The Company's continued growth and success will depend in significant part on the continued service of its founder, President and Chief Executive Officer, Mr. G. Drew Conway. The loss of Mr. Conway or other key employees could have a material adverse effect on the Company's business, operating results and financial condition.

  Ability to Sustain and Manage Growth.   The Company's business has grown
rapidly during the past four years due to the increased number of branch offices and the increased demand for services from existing clients. The Company's continued growth is dependent upon a number of factors, including: (i) the successful performance of new and recently-opened offices; (ii) the continued identification and training of corporate personnel to staff new and recently-opened branch offices; (iii) the ability to identify and qualify IT consultants within both new and existing markets; and (iv) the Company's ability to develop additional business from existing clients and to obtain new clients. There can be no assurance that recently-opened offices will reach or maintain any level of profitability or that the Company's historical revenue growth will continue. Further, the Company's rapid growth and expansion has placed and could continue to place a significant strain on the Company's personnel and resources, and the failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on Key Clients; Price Reduction Agreements; Terminability of Client Arrangements. The Company's top ten clients accounted for approximately 36.5% of revenue in fiscal 1995 and approximately 34.8% of revenue in fiscal 1996. The loss of a significant client could have a material adverse effect on the Company's business, operating results and financial condition. The Company provides certain large clients with reduced prices for its services in order to retain the volume of business and/or to obtain a preferred vendor status with such clients. There can be no assurance that the Company will be able to maintain desired pricing levels with these or other clients. All of the Company's arrangements with clients are terminable by the client at will and without any penalty. There can be no assurance that existing clients will continue to engage the Company's services at historical levels, if at all.

  Concentration of Ownership. The Company's Chief Executive Officer and principal stockholder, Mr. G. Drew Conway, owns 75.3% of the Company's outstanding shares of Common Stock. As a result, Mr. Conway is able to exercise effective control over almost all matters requiring stockholder approval. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so. Further, future sales of substantial amounts of Common Stock by Mr. Conway, or the potential for such sales, could adversely affect the prevailing market price of the Common Stock.

  Risks Associated with Acquisitions and Development of Ancillary Services.
The Company has grown, and intends to continue to grow, in part through the acquisition of other businesses and development of ancillary services. The Company's ability to expand through acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to effectively integrate and operate the new businesses. There is competition for acquisition opportunities in the industry, which may intensify due to consolidation in the industry, increasing the costs of capitalizing on such opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be able to identify, acquire and integrate suitable acquisition candidates on reasonable terms. In addition, the Company's ability to develop successful ancillary practices depends on various factors, including identification of suitable practice areas in which to invest resources and the Company's ability to effectively integrate such practices into its overall operating structure. There can be no assurance that any ancillary practice developed by the Company will perform according to management's expectations.

  Fluctuations in Operating Results; Seasonality.   The Company's operating
results have fluctuated in the past based on many factors, including the opening of new branch offices. In view of the Company's significant growth in recent years, the Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Because the

Company only derives revenue when its consultants are actually working, its operating results are adversely affected when client facilities close due to holidays or inclement weather. In particular, the Company generally experiences a certain amount of seasonality in its second fiscal quarter due to the number of holidays in that quarter. Further, the Company generally experiences lower operating margins in its third fiscal quarter due in part to the timing of unemployment tax accruals.

  Fluctuations in the General Economy. Demand for IT professional services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the hiring of IT consultants. The Company is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect the Company's business, operating results and financial condition.

  Employment Liability Risks.   Providers of IT professional services employ and
place individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically the Company has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future.

  Potential Effect of Anti-Takeover Provisions.   The Company's Board of
Directors has the authority without action by the Company's stockholders to fix the rights and preferences of and to issue shares of the Company's Preferred Stock, which may have the effect of delaying, deterring or preventing a change in control of the Company. The Company has also imposed various procedural and other requirements, such as supermajority voting requirements for specified corporate actions, that could make it more difficult for stockholders to effect certain corporate actions. In addition, the classification of the Board of Directors of the Company and certain provisions of Massachusetts law could have the effect of delaying, deterring or preventing a change in control of the Company.

  Absence of Dividends.   The Company does not anticipate paying any cash
dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited under the terms of its revolving line of credit from paying dividends without the consent of the lender.

RECENTLY ISSUED ACCOUNTING STANDARD

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

  Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting.

  The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has decided not to adopt the fair value method of accounting for employee stock-based compensation.

ITEM 8:  Financial Statements and Supplementary Data


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            -------------------------------------------------------

                                                            Page
                                                            ----
Report of Price Waterhouse LLP                               26

Consolidated Balance Sheet as of June 24, 1995 and
 June 29, 1996                                               27

Consolidated Statement of Income for the Years Ended
 May 31, 1994, June 24, 1995 and June 29, 1996               28

Consolidated Statement of Changes in Stockholders'
 Equity for the Years Ended May 31, 1994,  June 24,
 1995 and June 29, 1996                                      29

Consolidated Statement of Cash Flows for the Years
 Ended May 31, 1994, June 24, 1995 and June 29, 1996         30

Notes to Consolidated Financial Statements                   31

Financial Statement Schedules:
  For the Years ended May 31, 1994, June 24, 1995 and
  June 29, 1996

  II - Valuation and Qualifying Accounts                     46


     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     See selected quarterly financial data in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                        [LETTERHEAD OF PRICE WATERHOUSE]



REPORT OF INDEPENDENT ACCOUNTANTS


July 26, 1996, except as to Note 16 which is as of August 16, 1996

To the Board of Directors and
Stockholders of The Registry, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Registry, Inc. and its subsidiaries (the "Company") at June 29, 1996 and June 24, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 29, 1996, for the one month ended June 25, 1994 (not presented separately herein), and for the year ended May 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP

Price Waterhouse LLP
Boston, Massachusetts

THE REGISTRY, INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)


                                                          JUNE 24,      JUNE 29,
                                                            1995          1996
                                                        -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                               $     -        $12,044
 Accounts receivable, net of allowance for doubtful
   accounts of  $317 and $464  at June 24, 1995
   and June 29, 1996, respectively                        22,448         29,930
 Notes receivable from related parties                       422             82
 Deferred income taxes                                         -             47
 Other current assets                                        420            656
                                                         -------        -------
          Total current assets                            23,290         42,759
Fixed assets, net                                          2,758          5,344
Notes receivable from officers                             1,121             60
Other assets                                               1,294            903
Deferred income taxes                                        180             35
                                                         -------        -------
                                                         $28,643        $49,101
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                         $17,938        $    10
  Current portion of capital lease obligations                 -             77
  Current portion of long-term debt                          946            288
  Accounts payable                                         1,252            680
  Accrued salaries and wages                               1,359          1,889
  Other accrued expenses                                   1,903          3,874
  Income taxes payable                                        99          1,209
  Deferred income taxes                                      369             89
                                                         -------        -------
          Total current liabilities                       23,866          8,116

Deferred income taxes                                        939            670
Capital lease obligations                                      -             52
Long-term debt                                             1,554          2,433
                                                         -------        -------
Commitments and contingencies (Notes 3 and 12)
Stockholders' equity:
  Preferred stock, $.10 par value (Note 9)
  Common stock, no par value:
    Authorized - 29,000,000 shares; issued and
    outstanding - 2,666,667 shares at June 24, 1995
    and 10,230,000 shares at June 29, 1996                    10             10
  Common stock, $.01 par value:
    Authorized, issued and outstanding - 200,000 shares
    at June 24, 1995 and no shares at June 29, 1996            2              -
  Additional paid-in capital                                 453         34,969
  Retained earnings                                        1,819          2,851
                                                         -------        -------
           Total stockholders' equity                      2,284         37,830
                                                         -------        -------
                                                         $28,643        $49,101
                                                         =======        =======

  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
CONSOLIDATED STATEMENT OF INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                          YEAR ENDED      YEAR ENDED   YEAR ENDED
                                           MAY 31,         JUNE 24,     JUNE 29,
                                             1994            1995         1996
                                          ----------      ----------   ----------
Revenue                                      $60,367         $98,687     $145,588
Cost of revenue                               46,262          74,288      106,945
                                             -------         -------     --------
                                              14,105          24,399       38,643
Selling, general and administrative
 expenses                                     12,831          22,925       32,152
                                             -------         -------     --------
Income from operations                         1,274           1,474        6,491
Interest expense                                (512)         (1,201)      (2,084)
Interest and other income                         53              56          217
                                             -------         -------     --------
Income before taxes                              815             329        4,624
Income tax provision                             430               4        2,081
                                             -------         -------     --------
Net income                                   $   385         $   325     $  2,543
                                             =======         =======     ========

UNAUDITED PRO FORMA INFORMATION (NOTE 15):
Income before taxes                                          $   329     $  4,624
Pro forma income tax provision                                   243        2,003
                                                             -------     --------
Pro forma net income                                         $    86     $  2,621
                                                             =======     ========
Pro forma net income  per share                                 $.01         $.30

Weighted average common and common
    equivalent shares                                          8,398        8,594


  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                             COMMON STOCK        COMMON STOCK   ADDITIONAL              TOTAL
                                                NO PAR            $.01 PAR       PAID-IN   RETAINED  STOCKHOLDERS'
                                           SHARES    VALUE     SHARES    VALUE   CAPITAL   EARNINGS    EQUITY

Balance at May 31, 1993                   2,666,667  $  10     200,000   $   2   $   298    $ 1,286    $ 1,596

Capital contribution                              -      -           -       -       155          -        155

Net income for the year                           -      -           -       -         -        385        385
                                         ----------  -----  ----------   -----   -------    -------    -------

Balance at May 31, 1994                   2,666,667     10     200,000       2       453      1,671      2,136

Net loss for the month                            -      -           -       -         -       (177)      (177)
                                         ----------  -----  ----------   -----   -------    -------    -------

Balance at June 25, 1994                  2,666,667     10     200,000       2       453      1,494      1,959

Net income for the year                           -      -           -       -         -        325        325
                                         ----------  -----  ----------   -----   -------    -------    -------

Balance at June 24, 1995                  2,666,667     10     200,000       2       453      1,819      2,284

Consolidation of real estate trust
  (Note 14)                                       -      -           -       -      (111)         -       (111)

Distributions                                     -      -           -       -         -     (1,511)    (1,511)

Acquisition of ARI by TRI (Note 2)        5,333,333      -    (200,000)     (2)        2          -          -

Proceeds from issuance of
  Common stock, net of issuance costs     2,230,000      -           -       -    34,204          -     34,204

Capital contribution                              -      -           -       -       421          -        421

Net income for the year                           -      -           -       -         -      2,543      2,543
                                         ----------  -----  ----------   -----   -------    -------    -------

Balance at June 29, 1996                 10,230,000  $  10           -   $   -   $34,969    $ 2,851    $37,830
                                         ==========  =====  ==========   =====   =======    =======    =======


  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(DOLLARS IN THOUSANDS)


                                          Year ended   Year ended   Year ended
                                            May 31,     June 24,     June 29,
                                             1994         1995         1996
                                          ----------   ----------   ----------
Cash flows from operating activities:
Net income                                   $   385      $   325     $  2,543
Adjustments to reconcile net income
    to net cash used for operating
     activities:
    Depreciation and amortization                196          517          799
    Provision for losses on accounts
     receivable                                  147          125          147
    Deferred income taxes                        430          (88)        (451)
    Increase in accounts receivable           (5,660)      (9,688)      (7,629)
    Increase in other current assets            (102)        (143)        (187)
    (Increase) decrease in other
     assets                                     (174)        (190)           5
    Increase (decrease) in accounts
     payable                                     159          910         (572)
    Increase in accrued expenses                 818          690        1,887
    Increase in accrued salaries and
     wages                                       897          396          530
    Increase in income taxes payable               -           92        1,110
                                             -------      -------      -------
         Net cash used for operating
          activities                          (2,904)      (7,054)      (1,818)
                                             -------      -------      -------

Cash flows from investing activities:
    Cash disbursed for acquisition                 -         (250)           -
    Increase in notes receivable from
     officers                                    (82)        (406)        (709)
    Repayment of notes receivable
     from officers                                 -            -        1,770
    Decrease (increase) in notes
     receivable from related parties             195          (57)         (25)
    Purchases of fixed assets                   (578)      (1,885)      (1,305)
                                             -------      -------      -------
         Net cash used for investing
          activities                            (465)      (2,598)        (269)
                                             -------      -------      -------
Cash flows from financing activities:
    Cash proceeds from issuance of common
     stock (Note 9)                                -            -       34,498
    Net borrowings (payments) on line
     of credit                                 3,294        8,023      (17,928)
    Principal payments on long-term debt
     and capital lease obligations               (80)        (451)      (3,509)
    Proceeds from issuance of
     long-term debt                                -        2,080        2,160
    Capital contribution                         155            -          421
    Distributions                                  -            -       (1,511)
                                             -------      -------      -------
         Net cash provided by financing
          activities                           3,369        9,652       14,131
                                             -------      -------      -------
Net increase in cash and cash
 equivalents                                       0            0       12,044
Cash and cash equivalents, beginning of
 period                                            0            0            0
                                             -------      -------      -------
Cash and cash equivalents, end of period     $     0      $     0      $12,044
                                             =======      =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for interest                    $   512      $ 1,201     $  2,018
   Cash paid for income taxes                $    15      $     0     $  1,422

   See additional disclosure of non-cash investing and financing activity in Notes 3, 4, 9 and 14.

  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

The Registry, Inc. ("TRI" or "the Company") is an information technology ("IT") professional services firm providing IT consultants on a contract basis to organizations nationwide with complex IT operations. Offices are maintained in 13 states.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The accompanying financial statements include the accounts of TRI and America's Registry, Inc. ("ARI") which, prior to January 1, 1996, were owned and controlled by a common sole stockholder who serves as an officer of the Company. Effective January 1, 1996, TRI, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of ARI and the stockholder of ARI received an additional 5,333,333 shares of the common stock of TRI. The accompanying financial statements also include the accounts of TRI's wholly-owned subsidiary, The Registry, Inc. Network Consulting Practice (formerly Axiom Consulting Group, Inc.), subsequent to its acquisition on November 30, 1994 (see
Note 3), as well as the accounts of a real estate trust which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995 (see Note 14). All intercompany balances and transactions have been eliminated.

FISCAL YEAR
The Company changed its fiscal year end from May 31 to the last Saturday in June effective with the fiscal year ended June 24, 1995. The consolidated statements of income, of changes in stockholders' equity and of cash flows are presented for the years ended May 31, 1994, June 24, 1995 and June 29, 1996. Results of operations and of cash flows for the years ended June 24, 1995 and June 29, 1996 are for 52 weeks and 53 weeks, respectively.

The Company's results of operations for the month ended June 25, 1994 reflected revenue of $5,812,000, cost of revenue of $4,468,000, expenses of $1,588,000, an income tax benefit of $67,000 and net loss of $177,000. During the month ended June 25, 1994, net cash of $585,000 and $90,000 was used for operating and investing activities, respectively, and net cash of $675,000 was provided by financing activities.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's investments consist of short term U.S. treasury bill investments earning interest at the Short Term Federal Funds rate (5.167% at June 29, 1996). Accordingly, the investments are subject to minimal credit and market risks. These investments are carried at cost plus accrued interest which approximates market. The Company considers such securities to be classified as "held-to-maturity".

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION, ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK Revenue is recognized as services are performed. Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. Concentration of credit risk with respect to accounts receivable is limited due to the number and diversity of customers comprising the Company's customer base. At June 29, 1996, one customer comprised approximately 13% of the Company's accounts receivable. No single customer accounted for more than 10% of accounts receivable at June 24, 1995. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

FIXED ASSETS
Fixed assets are stated at cost. Additions, renewals and betterments of fixed assets are capitalized. Repair and maintenance expenditures for minor items are generally expensed as incurred. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives:

              Building and improvements   31 1/2 years
              Computer equipment          5 years
              Furniture and equipment     5 to 7 years
              Motor vehicles              5 years
              Leasehold improvements      lesser of estimated useful life
                                          or remaining lease term

ADVERTISING COSTS
Advertising costs are recorded as expense when incurred. There were no advertising costs recorded as assets at June 24, 1995 or June 29, 1996. Total advertising expenses for the years ended May 31, 1994, June 24, 1995 and June 29, 1996 were $446,000, $627,000 and $340,000, respectively.

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs. Through May 31, 1994, TRI had used the cash method of accounting for income tax reporting purposes. Effective June 1, 1994, TRI converted to the accrual method of accounting for income tax reporting purposes.

As described in Note 8, ARI had previously elected to be treated as a small business corporation for income tax purposes with income or loss and credits passed through to the stockholder. Concurrent with the acquisition of ARI by TRI described above, ARI's election to be treated as an S Corporation terminated (see Note 8). The companies will continue to file separate tax returns.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at June 24, 1995 and June 29, 1996, and the reported amounts of revenues and expenses during the periods then ended. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

RECENTLY ENACTED ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Both SFAS No. 121 and No. 123 are effective for fiscal years beginning after December 15, 1995. The Company will adopt these standards as required and their future adoption is not expected to have a material effect on the Company's financial position or results of operations or cash flows.

3. ACQUISITION OF SUBSIDIARY

On November 30, 1994, TRI acquired all of the common stock of Axiom Consulting Group, Inc., an information technology consulting firm providing services similar to those of the Company. The acquired entity retained its separate corporate form and was subsequently renamed The Registry, Inc. Network Consulting Practice ("NSCP"). The purchase price was $1,000,000, of which $250,000 was paid in cash at the closing and $750,000 is in the form of promissory notes which will be paid in installments through November 1998 (see
Note 7).

The acquisition has been accounted for as a purchase and, accordingly, the purchase price, including an additional $12,000 of related costs which were incurred by TRI, has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as follows:

                Accounts receivable    $64,000
                Fixed assets            81,000
                Other assets             9,000
                Accounts payable         3,000
                Other liabilities       57,000

Goodwill of $918,000, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, is included in other assets in the accompanying balance sheet and is being amortized on a straight-line basis over 10 years. Accumulated amortization at June 24, 1995 and June 29, 1996 was $53,000 and $145,000, respectively.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The pro forma results of operations, assuming that the acquisition of NSCP occurred at the beginning of the years ended May 31, 1994 and June 24, 1995, would not materially differ from TRI's reported results of operations.

TRI is required to make additional payments up to $3,000,000 to the selling stockholders of the former Axiom Consulting Group, Inc., contingent upon the revenue and profits of the subsidiary for the four years subsequent to the acquisition. Such payments are determined as a stated percentage of net income of the subsidiary, as defined in the purchase agreement, with a provision that all $3,000,000 would be payable to the selling stockholders in the event that the subsidiary's revenue exceeds a stated amount in the twelve month period ending November 30, 1998. Such amounts, if paid, will be recorded as additional purchase price. No amounts have been accrued for these contingent payments at June 24, 1995 or June 29, 1996.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. COMBINED BALANCE SHEET DETAILS

                                           June 24,       June 29,
                                             1995           1996
                                         -----------    -----------
Other Current Assets:
    Prepaid expenses                      $  263,000     $  558,000
    Advances to officers                      74,000             -
    Advances to employees                     83,000         98,000
                                          ----------     ----------
                                          $  420,000     $  656,000
                                          ----------     ----------

Fixed Assets:
    Land                                  $       -      $  360,000
    Building                                      -       1,439,000
    Computer Equipment                     2,066,000      3,102,000
    Furniture and equipment                1,263,000      1,615,000
    Motor vehicles                            19,000         19,000
    Leasehold and building improvements      395,000        688,000
                                          ----------     ----------
       Total fixed assets                  3,743,000      7,223,000
    Less: accumulated depreciation and
          amortization                       985,000      1,879,000
                                          ----------     ----------
                                          $2,758,000     $5,344,000
                                          ----------     ----------
Other Accrued Expenses:
    Accrued employee benefits             $  362,000     $1,229,000
    Payroll taxes withheld                   617,000        752,000
    Accrued commissions and bonuses          193,000        750,000
    Other accrued expenses                   731,000      1,143,000
                                          ----------     ----------
                                          $1,903,000     $3,874,000
                                          ----------     ----------

Computer equipment recorded under capital leases amounted to approximately $238,000 at June 29, 1996 ($0 at June 24, 1995). Total accumulated amortization related to these assets is approximately $78,000 at June 29, 1996. Amortization expense for the period is included in depreciation and amortization in the accompanying consolidated statement of cash flows.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    RELATED PARTY TRANSACTIONS

Notes receivable from officers at June 24, 1995 primarily represent promissory notes from the Company's president and majority stockholder which were repaid during fiscal year 1996. The promissory notes bore interest at an annual interest rate of 10%. Related interest income for the years ended May 31, 1994, June 24, 1995 and June 29, 1996 was $53,000, $56,000, and $55,000, respectively.
Notes receivable from officers at June 29, 1996 represents notes due from various senior officers of the Company and bear interest at the prime rate (8.25% at June 29, 1996).

Notes receivable from related parties at June 24, 1995 include promissory notes totaling $365,000 from a real estate trust, of which the president and majority stockholder of the Company is the sole beneficiary (the "Trust"). In June 1996, the president and majority stockholder contributed $421,000 to the Trust, which was used to repay the notes and accrued interest. These notes were payable on demand and bore interest at a variable rate (5.6% at June 24, 1995). At June 24, 1995 and June 29, 1996 notes receivable from related parties also include promissory notes totaling $57,000 and $82,000, respectively, from certain of the former stockholders of TRI's wholly-owned subsidiary (NSCP). These notes bear interest at the prime rate published in The Wall Street Journal (9% at June 24, 1995 and 8.25% at June 29, 1996), and are payable in installments at various dates through November 30, 1998.


6. LINE OF CREDIT

On March 31, 1993, TRI and ARI combined their separate lines of credit into a single line of credit with the bank; this agreement was amended on June 7, 1995 to allow a maximum borrowing of $17,000,000 and again on October 4, 1995 to allow a maximum borrowing of $18,000,000, payable on demand. The agreement provided a borrowing base of 80% of eligible accounts receivable, as defined, less the aggregate amount of issued and undrawn letters of credit. The line of credit was collateralized by all the assets of the Company and the personal guarantee of the Company's president and majority stockholder. Interest was paid monthly in arrears at the bank's prime rate plus 0.75% (9.75% at June 24, 1995). There were no letters of credit outstanding at June 24, 1995.

In March 1996, the Company terminated its existing line of credit and replaced it with a line of credit from a different bank. The new line of credit provides a borrowing base of 85% of eligible accounts receivable, as defined, up to a maximum borrowing of $25,000,000, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (8.75% at June 29, 1996) or the LIBOR rate plus 2.5% (8.00% at June 29, 1996) at the option of the Company. The new line of credit is collateralized by all of the assets of the Company, contains certain restrictions, including limitations on the amount of distributions which can be made to stockholders, purchases of fixed assets, and loans which can be made to officers, and requires the maintenance of certain financial covenants. The line of credit agreement expires in February 1999.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                           June 24,     June 29,
                                             1995         1996
                                          ----------   ----------
Note payable due January 1, 1996           $   59,000  $        -

Term loan due December 1, 1996                563,000           -

10.7% term loan due September 30, 1997        502,000           -

11% term loan due March 13, 1998              626,000           -

Notes payable due November 30, 1998           750,000     625,000

9.375% term loan due August 27, 2010                -   1,406,000

6.75% term loan due April 1, 2013                   -     690,000
                                           ----------  ----------
                                            2,500,000   2,721,000

Less:  current portion                        946,000     288,000
                                           ----------  ----------
                                           $1,554,000  $2,433,000
                                           ----------  ----------

The note payable due January 1, 1996 was payable to a bank in monthly installments, including interest at the bank's prime rate plus 1.5% (10.5% at June 24, 1995).

The term loan due December 1, 1996, payable to a bank in monthly installments of $31,000 plus interest at the bank's prime rate plus 1.25% (10.25% at June 24, 1995), was repaid in March 1996.

The term loans due September 30, 1997 and March 13, 1998, payable in monthly installments of $21,000 and $22,000, respectively, including interest, were repaid in June 1996.

The notes payable due November 30, 1998 resulted from TRI's acquisition of the former Axiom Consulting Group, Inc. in November 1994 (see Note 3). The notes are unsecured and are payable to the former stockholders of Axiom Consulting Group, Inc. in semi-annual installments of $125,000, plus interest at the prime rate published in The Wall Street Journal, beginning in May 1996.

The term loan due August 27, 2010 is payable to a bank in monthly installments of $12,000, including interest, and is collateralized by certain property of the Trust and the personal guarantee of the Company's president and majority stockholder.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The term loan due April 1, 2013 is payable in semi-annual installments of $34,000, including interest, and is secured by a mortgage on the land and building of the Trust and the assignment of a life insurance policy on the Company's president and majority stockholder.

Aggregate maturities of long-term debt are as follows at June 29, 1996:


            1997          $  288,000
            1998             299,000
            1999             170,000
            2000              47,000
            2001              53,000
            Thereafter     1,864,000
                          ----------
                          $2,721,000
                          ----------

8.  INCOME TAXES

Prior to January 1, 1996, ARI had elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholder and reported on his personal tax return.

In conjunction with the acquisition of all of the common stock of ARI by TRI (see Note 2), ARI's election to be treated as an S Corporation terminated, effective January 1, 1996. As a result, the income or loss of ARI subsequent to January 1, 1996 will be subject to corporate income tax. The income tax provision (benefit) described below for the year ended June 29, 1996 includes the income taxes related to ARI since January 1, 1996. The unaudited pro forma provision for income taxes and pro forma net income on the accompanying consolidated statement of income (see Note 15) reflects the estimated results of operations if ARI had been subject to corporate income taxes during the years ended June 24, 1995 and June 29, 1996.

At the time of conversion of ARI from an S Corporation to a C Corporation, a net deferred tax liability of $642,000 was recorded through the income tax provision on January 1, 1996. This deferred tax liability was comprised principally of the remaining effects of ARI converting from the cash basis to the accrual basis for tax reporting purposes on January 1, 1994, offset by deferred tax assets for certain accrued expenses which are recognized in different periods for financial and tax reporting.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The components of the provision (benefit) for federal and state income taxes are as follows:

                                       Year ended    Year ended    Year ended
                                         May 31,      June 24,       June 29,
                                          1994          1995           1996
                                       ----------    -----------   -----------
Current:
    Federal                              $      -       $ 54,000   $ 2,019,000
    State                                       -         38,000       513,000
                                       ----------    -----------   -----------
                                                -         92,000     2,532,000
Deferred:
    Federal                               344,000        (64,000)     (841,000)
    State                                  86,000        (24,000)     (252,000)
                                       ----------    -----------   -----------
                                          430,000        (88,000)   (1,093,000)
Change in tax status of ARI                     -              -       642,000
                                       ----------    -----------   -----------
                                         $430,000       $  4,000   $ 2,081,000
                                       ----------    -----------   -----------

Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at June 24, 1995 and June 29, 1996:

                                                   June 24,    June 29,
                                                     1995        1996
                                                  ----------  ----------
Deferred tax assets:
  Net operating loss and credit carry forwards    $  214,000  $   53,000
  Allowance for doubtful accounts                          -     126,000
  Accounts payable and accrued expenses               27,000     257,000
  Other                                               51,000           -
                                                  ----------  ----------

    Total gross deferred tax assets                  292,000     436,000
                                                  ----------  ----------

Deferred tax liabilities:
  Conversion from cash to accrual basis            1,103,000     824,000
  Accounts receivable                                170,000           -
  Prepaid expenses                                    55,000      82,000
  Fixed assets                                        42,000     150,000
  Other                                               50,000      57,000
                                                  ----------  ----------

    Total gross deferred tax liabilities           1,420,000   1,113,000
                                                  ----------  ----------

    Net deferred tax liability                    $1,128,000  $  677,000
                                                  ----------  ----------


THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                            Year ended   Year ended   Year ended
                                              May 31,     June 24,     June 29,
                                               1994         1995         1996
                                            ----------   ----------   ----------
Statutory U.S. federal tax rate                 34.0%        34.0%        34.0%

State taxes, net of federal tax benefit          7.0%         2.8%         3.8%

(Income) loss from ARI not (taxable)
 deductible for corporate income tax
 purposes                                        2.0%       (47.1)%       (9.1)%

Non-deductible expenses                          3.5%         7.2%         1.8%

Amortization of goodwill not deductible
 for corporate income tax purposes                 -          5.5%          .7%

Change in tax status of ARI                        -            -         13.9%

Other                                            6.3%        (1.2)%        (.1)%
                                            ----------   ----------   ----------

Effective tax rate                              52.8%         1.2%        45.0%
                                            ----------   ----------   ----------

At June 29, 1996, the Company has available for federal income tax purposes unused operating losses of $90,000 to offset future taxable income, expiring in various years through 2011. Additionally, the Company has available for federal income tax purposes unused tax credits of $18,000 at June 29, 1996 to offset future tax liabilities, which may be carried forward indefinitely.

9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK
On April 10, 1996, the Company's sole stockholder authorized 1,000,000 shares of preferred stock, $.10 par value. Preferred stock may be issued in one or more series at the discretion of the Board of Directors of the Company (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of the Company's common stock.

STOCK SPLIT
On March 22, 1996, the Company's then sole stockholder approved a 177.77778-for-1 stock split on the common stock of TRI. At that time, the Company's stockholder also approved an increase to 12,000,000 in the number of authorized shares of the common stock of TRI, no par value. On April 10, 1996, the Company's stockholder approved an additional increase to 29,000,000 in the number of authorized shares of the common stock of TRI.

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

PUBLIC OFFERING OF COMMON STOCK
On June 10, 1996, the Company completed its Initial Public Offering for the sale of 2,230,000 of common stock, which included 330,000 shares in respect of the underwriters' over-allotment option. The Company received $34,498,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Additionally, the Company had previously incurred $294,000 of costs related to the Initial Public Offering that were deferred in previous years which were also charged against the proceeds of the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's credit facility and certain term loans (see Note 7).


10.  STOCK PLANS

In March 1996, the Company's then sole stockholder approved the formation of the 1996 Stock Plan, the 1996 Employee Stock Purchase Plan and the 1996 Eligible Directors Stock Plan.

1996 STOCK PLAN
This plan authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, employee directors and consultants, to purchase up to 1,600,000 shares of common stock. Incentive stock options cannot be granted to consultants. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of the Company's stock at the time of grant). For non-qualified options and stock purchase authorizations, the purchase price is determined by the Board of Directors within limits as set forth in the plan, but shall not be less than 85% of the fair market value of the common stock on the date of grant. The periods over which options are exercisable are determined by the Board of Directors. If permitted by the Board of Directors, employees may use previously acquired shares of the Company's common stock (provided that such shares tendered have been held for at least six months) or may borrow money from the Company on a recourse basis (for a period of time not to exceed five years) to pay the exercise price of shares purchased. Options may expire up to ten years after the date of grant (five years for incentive options granted to 10% stockholders). The Board of Directors has the discretion to designate non-qualified options as transferable. The plan will terminate in March 2006.

A summary of option activity under the plan is as follows:

                                NUMBER OF   OPTION PRICE
                                  SHARES      PER SHARE
                               ----------- --------------
Outstanding at June 24, 1995        -             -
Granted                         1,210,750   $11.00-$16.00
Canceled                          (15,750)  $11.00-$13.00
                               ----------- ---------------
Outstanding at June 29, 1996    1,195,000   $11.00-$16.00
                               ----------- ---------------


1996 EMPLOYEE STOCK PURCHASE PLAN

This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, authorizes the grant of options to eligible employees on a semi-annual basis to purchase shares of the Company's common stock. An aggregate of 300,000 shares of common stock has been reserved for issuance under this plan. The plan permits eligible employees to purchase up to 200 shares of common stock in any six month offering period through the

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accumulation of payroll deductions, which may not exceed 10% of the employee's compensation. Employees are eligible to participate if they have been employed by the Company for at least eighteen months. Shares are purchased at 85% of the lower of the fair market value of the Company's common stock at the beginning or end of each six month offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The first stock offering period under the plan commenced on June 5, 1996, the effective date of the registration statement covering the Company's initial public offering. The plan will terminate in March 2006.


1996 ELIGIBLE DIRECTORS' STOCK PLAN

This plan authorizes the grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date of the director's initial election to the Board of Directors. The exercise price of options granted is 100% of the closing price per share of common stock on the date of grant. Directors may use previously acquired shares of the Company's common stock to pay the exercise price of shares purchased, provided that such shares tendered have been held for at least six months. An aggregate of 100,000 shares of common stock may be issued under the plan. Options are exercisable in four equal annual installments commencing on the first anniversary date of the grant. Options expire ten years after the date of grant. The plan will terminate in March 2006.

In April and May 1996, options to purchase 20,000 shares each of common stock at an exercise price of $11.00 and $13.00 per share, respectively, were granted to newly-elected directors.


11.  EMPLOYEE SAVINGS PLAN

The Company provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Company may make contributions to the Plan at their discretion; no such contributions have been made since inception of the Plan.


12.  COMMITMENTS

In addition to leasing computer equipment under various capital leases (Note 4), the Company occupies premises under various noncancelable operating leases which include terms requiring the Company to pay a pro-rata portion of increased operating expenses and real estate taxes. The leases expire on various dates through 2001, and certain of the leases contain options for renewal or purchase of the related equipment.

In January 1993, TRI entered into a three year lease with the Trust, which required annual rental payments of $120,000, payable in equal monthly installments of $10,000. This lease was amended in January of 1994 upon expansion of the leased area to require annual rental payments of $150,000, payable in equal monthly installments of $12,500. This lease was further amended in September 1995 upon expansion of the leased area to require annual payments of $357,000, payable in equal monthly installments of $29,800. The term of the lease was also extended through September 2010. In conjunction with the amendment in September 1995, the Company has begun to consolidate the accounts of the Trust on a prospective basis (see Note 14). Rent expense for the years ended May 31, 1994, June 24, 1995 and June 29, 1996 (excluding amounts paid to the Trust after September 19, 1995) was $633,000, $1,188,000 and $1,499,000, respectively.

At June 29, 1996, future minimum rental payments under noncancelable lease arrangements are as follows, excluding amounts payable to the Trust:

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           Operating    Capital
                                            Leases      Leases
                                          -----------  ---------
1997                                       $1,364,000   $ 92,000
1998                                        1,232,000     50,000
1999                                          975,000     10,000
2000                                          607,000          -
2001                                          240,000          -
Thereafter                                     12,000          -
                                           ----------   --------
Total minimum lease payments               $4,430,000   $152,000
                                           ----------
Less - amount representing interest                       23,000
                                                        --------
Present value of obligations under
 capital leases                                         $129,000
                                                        --------


13.  FINANCIAL INSTRUMENTS

The Company enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

The carrying amounts of the Company's financial instruments, which include accounts receivable, notes receivable from related parties, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at June 29, 1996.


14.  CONSOLIDATION OF REAL ESTATE TRUST

As described in Note 12, the Company leases office space from a real estate trust, of which the president and majority stockholder of the Company is the sole beneficiary and an officer of the Company is the trustee. Effective September 19, 1995, the Company renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. The modified lease terms expanded the amount of space which the Company occupies, committed the Company to rent the facility through the maturity date of the mortgage loan, and granted the Company a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

Accordingly, as of this date, the Company obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, the Company has consolidated the accounts

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the Trust as of September 19, 1995 on a prospective basis. As of September 19, 1995, the Trust reported the following assets and liabilities:


Fixed assets, net                        $ 1,750,000
Other current assets                          49,000
Security deposits and deferred income        (84,000)
Note payable to TRI                         (365,000)
Mortgage loans payable                    (1,461,000)
                                         -----------
                                         $  (111,000)
                                         -----------

In September 1995, one of the mortgage loans payable by the Trust was refinanced with a new mortgage loan (see Note 7). At this time, a distribution of $649,000 was made to the beneficiary of the Trust.

Rental income from tenants during the period from September 19, 1995 through June 29, 1996 was $137,000, which is included in interest and other income in the accompanying consolidated statement of income. Future minimum rental commitments from tenants are as follows at June 29, 1996:

      1997           $109,000
      1998             12,000
                     --------
                     $121,000
                     --------

15.  UNAUDITED PRO FORMA INCOME INFORMATION

The following unaudited pro forma income tax information is presented as if ARI had been a C corporation subject to federal and state income taxes throughout the periods presented.

                                      Year ended    Year ended
                                        June 24,      June 29,
                                          1995          1996
                                      ----------    ----------

Income before taxes                    $329,000     $4,624,000
Pro forma income tax provision          243,000      2,003,000
                                      ----------    ----------
Pro forma net income                   $ 86,000     $2,621,000
                                      ----------    ----------


From inception through the year ended May 31, 1994, ARI generated a taxable loss for which the Company would not have received a benefit, as ARI would have filed a separate tax return from TRI.

NET INCOME PER SHARE

THE REGISTRY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding, after considering the events described in Notes 2, 9 and 10. Weighted average common and common equivalent shares include common shares and common shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. Pursuant to Securities and Exchange Commissions Staff Accounting Bulletin No. 83, stock options granted during the twelve months prior to the date of the initial filing of the Company's Registration Statement on Form S-1 have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of each period presented.


16.  SUBSEQUENT EVENT

On August 16, 1996, the Company, through its wholly owned subsidiary, ARI, acquired all of the outstanding stock of Morris Information Systems ("MIS") for $2,500,000 in cash plus amounts up to an aggregate of $700,000 contingent upon the operating results of MIS during the two years following the acquisition. In addition, the Company will pay a total of $300,000 over the next two years to the former stockholder of MIS in consideration for a consulting and noncompetition agreement. MIS is an information technology consulting firm performing services similar to those of the Company. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill.

SCHEDULE II

                               THE REGISTRY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  (IN THOUSANDS)

                                                              ADDITIONS
                                                     ------------------------      DEDUCTIONS
                                        BALANCE AT      CHARGED       CHARGED     WRITE-OFF OF    BALANCE
                                         BEGINNING   TO COSTS AND    TO OTHER    UNCOLLECTIBLE   AT END OF
                                         OF PERIOD     EXPENSES      ACCOUNTS       ACCOUNTS      PERIOD
                                        ----------   ------------    --------    -------------   --------
Allowance for doubtful accounts:
Year ended May 31, 1994...............      $ 45         $226          $0            $ 79         $192
Year ended June 24, 1995(1)...........       192          189           0              64          317
Year ended June 29, 1996..............       317          340           0             193          464

- --------------
(1) The Company changed its fiscal year end from May 31 to the last Saturday in June, effective with the fiscal year ended June 24, 1995.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

ITEM 10:  Directors of the Registrant

   The information required by this Item is included in Item I of this report or will be included under the captions "Election of Class I Director -- Nominee," "Election of Class I Director --Other Directors," "Election of Class I
Director -- Board Of Directors and Committees," "Election of Class I Director -- Director Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11:  Executive Compensation

   The information required by this Item will be included under the captions "Executive Compensation -- Summary Compensation Table," "Executive Compensation
- -- Option Grants Under the Stock Option Plan," "Executive Compensation -- Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values," "Executive Compensation -- Employment Agreements" in the Proxy Statement and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions

   The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.


                                    PART IV

ITEM 14:  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

   (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page 25.

       Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-1 originally filed on April 11, 1996 (File No. 333-3366).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT                        PAGE
- -------         -----------------------                        ----

   2.1/1/   Stock Purchase Agreement between the
            Registrant and Axiom Consulting Group, Inc., dated November 30, 1996.

   3.1/1/ Articles of Organization of Registrant, as amended through April 11, 1996.

   3.2/1/   Restated Articles of Organization of
            Registrant, as filed in Massachusetts on May
            13, 1996.

   3.3/1/ By-Laws of Registrant, as amended through April 11, 1996.

   3.4/1/   By-Laws of Registrant, as amended and
            restated on May 13, 1996.

   4.1/1/   Articles 3, 4, 5, and 6 of the Articles of
            Organization of Registrant (included in
            Exhibit 3.2).

   4.2/1/   Specimen Stock Certificate.

  10.1/1/   Leases dated September 19, 1995 between the
            189 Wells Avenue Realty Trust and the
            Company for premises located at the 189
            Wells Avenue, Newton, Massachusetts.

  10.2/1/ Registrant's 1996 Stock Plan and related form of stock option agreement.

  10.3/1/   Registrant's 1996 Employee Stock Purchase
            Plan and related form of subscription
            agreement.

  10.4/1/   Registrant's 1996 Eligible Directors' Stock
            Plan and related form of stock option
            agreement.*

  10.5/1/   Accounts Receivable Management and Security
            Agreement dated as of February 29, 1996 by and among BNY Financial Corporation and each of The Registry, Inc., America's Registry,
            Inc. and The Registry, Inc. Network
            Consulting Practice.

  10.6/1/   Employment Agreement dated May 1996 between
            Registrant and G. Drew Conway.*

  10.7/1/   Amended and Restated Promissory Note dated
            May 30, 1996, payable to Registrant by G.
            Drew Conway.

  10.8/1/   Amended and Restated Promissory Note dated
            May 30, 1996, payable to Registrant by the 189 Wells Avenue Realty Trust.

  21/1/     Subsidiaries of Registrant.

  27        Financial Data Schedule.

- --------------
 *  Denotes management contract or compensation arrangements.
 1 Filed as an Exhibit to the Company's Registration Statement on Form S-1 filed on April 11, 1996 (File No. 333-3363) and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE REGISTRY, INC.


                              By: /s/ G. Drew Conway
                                  --------------------------------------
                                  G. Drew Conway
                                  President, Chief Executive Officer
                                  and Chairman of the Board of Directors

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dated indicated:

SIGNATURES                              CAPACITY                     DATE
- ----------                              --------                     ----

/s/ G. Drew Conway           President, Chief Executive       September 27, 1996
- ---------------------------  Officer and Chairman of the
G. Drew Conway               Board of Directors
                             (Principal Executive Officer)



/s/ Robert E. Foley          Chief Financial Officer and      September 27, 1996
- ---------------------------  Treasurer
Robert E. Foley              (Principal Financial and
                             Accounting Officer)



/s/ Robert P. Badavas        Director                         September 27, 1996
- ---------------------------
Robert P. Badavas


/s/ Paul C. O'Brien          Director                         September 27, 1996
- ---------------------------
Paul C. O'Brien

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT                  PAGE

  27              Financial Data Schedule