Form 10-Q
period 1996-09-28
REGISTRY INC
filed 1996-11-13
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       September 28, 1996
                              -------------------------------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________to____________________

                      Commission File Number 0-28192


                               THE REGISTRY, INC.
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                  04-2920563
------------------------                 -------------------------------
(State of Incorporation)                (IRS Employer Identification No.)

                               189 WELLS AVENUE
                               NEWTON, MA  02159
                                 (617)527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES ___X___    NO ______

As of October 31, 1996, there were 10,230,000 shares of Common Stock, no par value, outstanding.

                               THE REGISTRY, INC.

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                           ------
PART I                       FINANCIAL INFORMATION
     Item 1.                 Financial Statements

                             Condensed Consolidated Balance Sheet at
                             September 28, 1996 and June 29, 1996              3

                             Condensed Consolidated Statement of
                             Operations for the three months ended
                             September 28, 1996 and September 30, 1995         4

                             Condensed Consolidated Statement of  Cash
                             Flows for the three months ended
                             September 28, 1996 and September 30, 1995         5

     Item 2.                 Management's Discussion and Analysis of
                             Financial Condition and Results of Operations     8

 PART II.                    OTHER INFORMATION                                10

                             SIGNATURES                                       10

                             EXHIBIT INDEX                                    11

          This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                               THE REGISTRY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                   SEPTEMBER         JUNE 29,
                                                   28, 1996          1996
                                                   (UNAUDITED)
ASSETS
Current assets
   Cash and cash equivalents                         $ 5,337         $12,044
   Accounts receivable, net                           35,574          29,930
   Notes receivable from related parties                 133             680
   Deferred income taxes                                  47              47
   Other current assets                                  894             656
                                                   ---------        --------
           Total current assets                       41,985          42,759
Fixed assets, net                                      6,408           5,344
Notes receivable from officers                            91              60
Other assets                                           3,346             903
Deferred income taxes                                     35              35
                                                   ---------        --------
           Total assets                              $51,865         $49,101
                                                   =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                    $    10         $    10
   Current portion of long-term debt                     326             365
   Accounts payable                                      333             680
   Accrued salaries and wages                          2,984           2,641
   Other accrued liabilities                           4,587           3,122
   Accrued income taxes                                1,004           1,209
   Deferred income taxes                                  81              89
                                                   ---------        --------
           Total current  liabilities                  9,325           8,116
Deferred income taxes                                    601             670
Long-term debt                                         2,485           2,485

Commitments and contingencies
Stockholders' equity
   Preferred stock, $.10 par value                         -               -
   Common stock, no par value                             10              10
   Additional paid-in capital                         34,969          34,969
   Retained earnings                                   4,475           2,851
                                                   ---------        --------
           Total stockholders' equity                 39,454          37,830
                                                   ---------        --------
                                                     $51,865         $49,101
                                                   =========        ========

  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                  SEPTEMBER 28,        SEPTEMBER 30,
                                                      1996                 1995
Revenue                                              $47,303              $31,682
Cost of revenue                                       34,696               23,360
                                                   ---------            ---------
                                                      12,607                8,322
Selling, general and administrative
 expenses                                              9,704                7,186
                                                   ---------            ---------
Income from operations                                 2,903                1,136
Interest expense                                         (80)                (489)
Interest and other income                                129                   19
                                                   ---------            ---------
Income before taxes                                    2,952                  666
Income tax provision                                   1,328                  121
                                                   ---------            ---------
Net income                                           $ 1,624              $   545
                                                   =========            =========
Net income per share                                   $0.15
                                                   =========
Weighted average common and common
 equivalent shares                                    11,006
                                                   =========
Pro forma information
    Income before taxes                                                   $   666
    Pro forma income tax provision                                            322
                                                                        ---------
    Pro forma net income                                                  $   344
                                                                        =========
    Pro forma net income per share                                          $0.04
                                                                        =========
    Weighted average common and common
     equivalent shares                                                      8,398
                                                                        =========




  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                     SEPT. 28,       SEPT. 30,
                                                      1996             1995
Cash flows provided by (used for)
 operating activities:
    Net income                                        $ 1,624          $   545
    Adjustments to reconcile net
        income to net cash used for
        operating activities
        Depreciation and amortization                     218              199
        Provision for losses on
         accounts receivable                              130               90
        Deferred income taxes                            (265)               0
        Increase in accounts receivable                (5,102)          (1,947)
        Increase in other current assets                 (231)             (98)
        Increase in other assets                            0              (16)
        Decrease in accounts payable                     (381)            (897)
        Increase in accrued expenses                    1,299              438
        Increase in accrued salaries and wages            148              165
        Increase (decrease) in income taxes payable      (205)              22
                                                    ---------        ---------
              Net cash used for
               operating activities                    (2,765)          (1,499)
                                                    ---------        ---------
Cash flows from investing activities:
    Cash disbursed for acquisition                     (2,476)               0
    Increase in notes receivable from officers            (31)               0
    Repayment of notes receivable from officers             0              379
    Increase in notes receivable from related parties     (34)              (4)
    Purchases of fixed assets                          (1,242)            (215)
                                                    ---------        ---------
              Net cash provided by (used for)
               investing activities                    (3,783)             160
                                                    ---------        ---------
Cash flows from financing activities:
    Net borrowings on line of credit                        0              911
    Principal payments on long-term debt                 (159)          (1,083)
    Proceeds from issuance of long-term debt                0            2,160
    Distributions                                           0             (649)
                                                    ---------        ---------
               Net cash provided by (used for)
                financing activities                     (159)           1,339
                                                    ---------        ---------

Net decrease in cash and cash equivalents              (6,707)               0
Cash and cash equivalents, beginning of period         12,044                0
                                                    ---------        ---------
Cash and cash equivalents, end of period              $ 5,337          $     0
                                                    =========        =========


The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     The Registry, Inc. ("TRI" or "the Company") is an information technology ("IT") professional services firm providing IT consultants on a contract basis to organizations nationwide with complex IT operations. Offices are maintained in 14 states.

     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of The Registry, Inc. and its wholly-owned subsidiaries as well as the accounts of a real estate trust which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995. All intercompany balances and transactions have been eliminated.

     Interim Financial Statements
     The condensed consolidated balance sheet at September 28, 1996 and condensed consolidated statements of operations and of cash flows for the three month periods ended September 28, 1996 and September 30, 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 28, 1996 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at June 29, 1996 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 29, 1996 which are contained in the Company's 1996 Annual Report on Form 10-K.

     Results of operations for the quarter ended September 28, 1996 and September 30, 1995 are for 13 weeks and 14 weeks, respectively.

     Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

     Pro forma income information
     The pro forma information included for the period ended September 30, 1995 is presented as if the Company's ARI subsidiary had been a C corporation subject to federal and state income taxes throughout the period.

     Net income per share
     Net income per share and pro forma net income per share have been computed by dividing net income or pro forma net income by the weighted average number of common shares outstanding and common equivalent shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. Pursuant to Securities and Exchange Commission's Staff Accounting Bulletin No. 83, stock options granted during the twelve months prior to the initial filing of the Company's Registration Statement on Form S-1 have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of the period presented.

     Acquisition of subsidiary
     On August 16, 1996 the Company, through its wholly owned subsidiary, ARI, acquired all of the outstanding stock of Morris Information Systems, Inc., a Texas corporation ("MIS"), for $2,500,000 in cash plus amounts up

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     to an aggregate of $700,000 contingent upon the operating results of MIS during the two years following the acquisition. In addition, the Company will pay a total of $300,000 over the next two years to the former stockholder of MIS in consideration for a consulting and noncompetition agreement. MIS is an information technology consulting firm performing services similar to those of the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired, approximately $2,303,000, has been recorded as goodwill, which will be amortized over its estimated useful life of thirty years. The pro forma results of operations, assuming that the acquisition of MIS occurred at the beginning of the periods ended September 28, 1996 and September 30, 1995, would not materially differ from TRI's reported results of operations.

2.   SUBSEQUENT EVENT

     On November 1, 1996, the Company, through its wholly owned subsidiary, ARI, acquired all of the outstanding stock of Sun-Tek Consultants, Inc., a Florida corporation ("Sun-Tek"), for $1,900,000 in cash. Sun-Tek is an information technology consulting firm based in Orlando, Florida performing services similar to those of the Company. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration over the estimated fair value of net assets acquired will be recorded as goodwill.

     PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:
               The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                                 THREE MONTHS ENDED
                                          SEPT. 28, 1996   SEPT. 30, 1995
Revenue                                            100.0%           100.0%
Cost of revenue                                     73.4             73.7
                                                --------         --------
Gross profit                                        26.6             26.3
Selling, general and administrative
 expenses                                           20.5             22.7
                                                --------         --------
Income from operations                               6.1              3.6
Interest expense                                    (0.2)            (1.5)
Interest and other income                            0.3              0.0
                                                --------         --------
Income before taxes                                  6.2              2.1
Income tax provision                                 2.8              0.4
                                                --------         --------
Net income                                           3.4%             1.7%
                                                ========         ========

Pro forma information
    Income before taxes                                               2.1%
    Pro forma income tax provision                                    1.0
                                                                 --------
    Pro forma net income                                              1.1%
                                                                 ========

     THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

     Revenue.   Revenue increased 49.3% to $47.3 million for the first quarter of 1997 from $31.7 million in the first quarter of 1996. This increase was attributable to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices and the continued maturation of newer branch offices resulting in a greater number of IT consultants placed with the Company's clients during the period.

     Gross Profit. Gross profit increased 51.2% to $12.6 million for the first quarter of 1997 from $8.3 million in the comparable prior period. As a percentage of revenue, gross profit increased to 26.6% for the period compared to 26.3% for the comparable prior period. This increase was attributable primarily to increases in the number of relatively higher margin projects and specialized practice engagements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 35.0% to $9.7 million for the first quarter of 1997 from $7.2 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 20.5% from 22.7% for the comparable prior period. This decrease was attributable primarily to the growth in revenue during the period in which there was limited expansion into new markets.

     Interest and Other Expense, Net. Interest and other expense, net, decreased significantly from the first quarter of 1996 resulting in income of $49,000 for the current period as compared to expense of $470,000 in the comparable prior period. This decrease was a result of the repayment of amounts outstanding under the Company's line of credit and certain other obligations in June of 1996 upon receipt of the proceeds from the Company's initial public offering. The

     Company completed the first quarter of 1997 with cash and cash equivalents of $5.3 million invested in short term U.S. treasury instruments.


     LIQUIDITY AND CAPITAL RESOURCES

     On June 10, 1996 the Company completed its initial public offering of the sale of 2,230,000 shares of common stock. The Company received $34,498,000 from the sale of shares, net of underwriting discounts and expenses associated with the offering. The Company has used the proceeds to pay off outstanding balances under the line of credit and other debt instruments, to finance capital expenditures and for general corporate purposes, including working capital.

     The Company's cash and cash equivalents decreased $6,707,000 during the first quarter as receivables increased by $5,102,000, $2,476,000 was expended for the acquisition of Morris Information Systems, Inc. and $1,242,000 in capital expenditures were made. These cash expenditures were offset by increases in accrued expenses of $1,447,000 during the quarter. The working capital balance decreased slightly in the quarter to $32,660,000 while the Company maintained a 4.5:1 current ratio.

     The Company continues to maintain a $25 million revolving advance facility with BNY Financial Corporation (the "Line of Credit"). The Line of Credit allows the Company to borrow the lesser of the sum of 85% of eligible receivables (approximately $26.4 million as of September 28, 1996) or $25 million. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred stock. Additionally the Line of Credit requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit of total liabilities to total tangible net worth. The Company was on September 28, 1996 and is currently in compliance with these financial covenants.

     As of September 28, 1996, the principal amount outstanding under the Line of Credit was $10,000 with availability of $25 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option.

     In connection with previous acquisitions, the Company may be obligated to make certain contingent payments during the next several years. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements.

     On November 1, 1996, the Company, through its wholly owned subsidiary, ARI, acquired all of the outstanding stock of Sun-Tek Consultants, Inc. ("Sun-Tek") for $1,900,000 in cash. Sun-Tek is an information technology consulting firm based in Orlando, Florida performing services similar to those of the Company. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration over the estimated fair value of net assets acquired will be recorded as goodwill.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its dependence on key personnel, the relatively short history of profitability, ability to sustain and manage growth, dependence on key clients, fluctuations in operating results due in part to the opening of new branch offices, competition, general economic conditions, and the like. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Annual Report on Form 10-K. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.



     PART II.   OTHER INFORMATION

     Item 1 - Legal Proceedings
     Not applicable.

     Item 2 - Change in Securities
     None.

     Item 3 - Defaults Upon Senior Securities
     Not applicable

     Item 4 - Submission of Matters to a Vote of Security Holders
     None.

     Item 6 - Exhibits and Reports on Form 8-K

     a.  See Exhibit Index, Page 11
     b.  Reports on Form  8-K
         No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE REGISTRY, INC.
                                    (Registrant)

     Date:  November 12, 1996       By:     /s/ G. Drew Conway
                                    --------------------------
                                         G. Drew Conway, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

     Date:  November 12, 1996       By:     /s/ Robert E. Foley
                                    ---------------------------
                                         Robert E. Foley, Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)

                               THE REGISTRY, INC.
                                 EXHIBIT INDEX

Exhibit                                                Page

27              Financial Data Schedule
