Form 10-Q
period 1996-12-28
REGISTRY INC
filed 1997-02-11
CIK 1012123

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 1996
                               -----------------
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________________to____________________

                        Commission File Number 0-28192
                                               -------


                              THE REGISTRY, INC.
            (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                              04-2920563
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)



                               189 WELLS AVENUE
                               NEWTON, MA  02159
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

As of January 29, 1996, there were 12,740,823 shares of Common Stock, no par value, outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               THE REGISTRY, INC.


                               INDEX TO FORM 10-Q

                                                                                                  Page
                                                                                                 ------
PART I      FINANCIAL INFORMATION
 Item 1.    Financial Statements
            Condensed Consolidated Balance Sheet at December 28, 1996 and June 29, 1996               3

            Condensed Consolidated Statement of Operations for the three and six months ended
            December 28, 1996 and December 30, 1995                                                   4

            Condensed Consolidated Statement of Cash Flows for the six months ended December 28,
            1996 and December 30, 1995                                                                5

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations     9

PART II.    OTHER INFORMATION                                                                        13

            SIGNATURES                                                                               13

            EXHIBIT INDEX                                                                            15

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

                               THE REGISTRY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                DECEMBER 28,       JUNE 29,
                                                   1996              1996
                                                (UNAUDITED)
ASSETS
Current assets
     Cash and cash equivalents                  $    7,090       $  13,707
     Accounts receivable, net                       55,597          42,439
     Notes receivable from related parties              78              82
     Deferred income taxes                           1,191              47
     Other current assets                            1,215             924
                                                -----------      ----------
                Total current assets                65,171          57,199
Fixed assets, net                                    9,136           6,979
Notes receivable from officers                          90              60
Other assets                                        15,491             917
Deferred income taxes                                  720              35
                                                -----------      ----------
                Total assets                    $   90,608       $  65,190
                                                ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Line of credit                             $   10,171       $   1,885
     Current portion of long-term debt               9,741             421
     Accounts payable                                1,992           2,652
     Accrued salaries and wages                      6,161           4,946
     Other accrued liabilities                       8,441           5,401
     Accrued income taxes                            1,972           2,082
     Deferred income taxes                             150              89
                                                -----------      ----------
               Total current liabilities            38,628          17,476
Deferred income taxes                                  900             673
Long-term debt                                       2,517           2,652

Commitments and contingencies
Stockholders' equity
     Preferred stock                                     -           1,916
     Common stock                                    4,702             179
     Additional paid-in capital                     36,687          35,434
     Treasury stock                                 (2,000)              -
     Notes receivable from stockholders               (226)           (226)
     Deferred stock compensation                         -            (179)
     Retained earnings                               9,400           7,265
                                                -----------      ----------
              Total stockholders' equity            48,563          44,389
                                                -----------      ----------
                                                $   90,608       $  65,190
                                                ===========      ==========

   The accompanying notes are an integral part of these financial statements

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   FOR THE QUARTER ENDED             FOR THE SIX MONTHS ENDED
                                                DECEMBER 28,   DECEMBER 30,      DECEMBER 28,     DECEMBER 30,
                                                    1996           1995             1996              1995
Revenue                                           $   75,091     $   48,191        $  144,520    $   94,532
Cost of revenue                                       54,096         35,072           104,442        69,394
                                                 ------------   ------------      ------------  ------------
                                                      20,995         13,119            40,078        25,138
Selling, general and administrative expenses          15,514         10,521            29,619        19,980
Aquisition related expenses                            4,902              -             5,144             -
                                                 ------------   ------------      ------------  ------------
Income from operations                                   579          2,598             5,315         5,158
Interest and other income (expense), net                  (1)          (431)            1,619          (902)
                                                 ------------   ------------      ------------  ------------
Income before taxes                                      578          2,167             6,934         4,256
Income tax provision                                   1,786            309             4,259           681
                                                 ------------   ------------      ------------  ------------
Net income (loss)                                 $   (1,208)    $    1,858        $    2,675    $    3,575
                                                 ============   ============      ============  ============

Pro forma information
     Income before taxes                          $      578     $    2,167        $    6,934    $    4,256
     Pro forma income tax provision                    2,351            946             5,187         1,868
                                                 ------------   ------------      ------------  ------------
     Pro forma net income (loss)                  $   (1,773)    $    1,221        $    1,747    $    2,388
                                                 ============   ============      ============  ============
     Pro forma net income (loss) per share        $    (0.14)    $     0.11        $     0.13    $     0.22
                                                 ============   ============      ============  ============
     Weighted average common and
      common equivalent shares                        12,543         10,870            13,599        10,867


  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                             DECEMBER 28,   DECEMBER 30,
                                                                                 1996           1995
Cash flows from operating activities:
     Net income                                                                $  2,675        $ 3,575
     Adjustments to reconcile net income to net cash used for
       operating activities
       Depreciation and amortization                                                774            574
       Amortization of deferred stock compensation                                  179             16
       Provision for losses on accounts receivable                                  374             33
       Deferred income taxes                                                     (1,049)           (60)
       (Increase) decrease in accounts receivable                                (8,267)           221
       (Increase) decrease in other current assets                                  (85)             8
       (Increase) decrease in other assets                                         (140)           277
       Decrease in accounts payable                                              (1,583)        (1,329)
       Increase in accrued expenses                                               2,696            928
       Decrease in accrued salaries and wages                                      (436)          (354)
       Decrease in income taxes payable                                             (17)           (97)
                                                                             -----------    -----------
          Net cash provided by (used for) operating activities                   (4,879)         3,792
                                                                             -----------    -----------
Cash flows from investing activities
     Cash disbursed for acquisition                                              (7,999)             -
     Increase in notes receivable from officers                                     (30)          (130)
     Repayment of notes receivable from officers                                      -          1,060
     Increase in notes receivable from related parties                               21              -
     Purchases of fixed assets                                                   (2,193)          (724)
                                                                             -----------    -----------
          Net cash provided by (used for) investing activities                  (10,201)           206
                                                                             -----------    -----------
Cash flows from financing activities
     Cash proceeds from issuance of common stock                                  2,607              -
     Cash proceeds from exercise of stock options                                   303              -
     Cash payments to repurchase common stock                                    (2,000)             -
     Net borrowings on line of credit                                             8,069         (2,264)
     Principal payments on long-term debt                                          (354)        (1,341)
     Proceeds from issuance of long-term debt                                       378          2,160
     Distributions                                                                 (540)        (1,685)
                                                                             -----------    -----------
          Net cash provided by (used for) financing activities                    8,463         (3,130)
                                                                             -----------    -----------
          Elimination of duplicated activity from July to December
             due to subsidiaries' change in fiscal year end
             (See Note 2)                                                             -           (855)
                                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents                             (6,617)            13
Cash and cash equivalents, beginning of period                                   13,707          1,804
                                                                             -----------    -----------
Cash and cash equivalents, end of period                                       $  7,090        $ 1,817
                                                                             ===========    ===========


  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Registry, Inc. ("TRI" or "the Company") is an information technology ("IT") professional services firm providing IT consultants on a contract basis to organizations nationwide with complex IT operations in a broad range of industries. As of December 28, 1996, offices are maintained in 17 states and two European locations.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of TRI and America's Registry, Inc.("America's Registry") which, prior to January 1, 1995, were owned and controlled by a common sole stockholder who serves as an officer of the Company. Effective January 1, 1996, TRI, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of America's Registry and the stockholder of America's Registry received an additional 5,333,333 shares of the common stock of TRI. The accompanying financial statements also include the accounts of TRI's wholly owned subsidiaries subsequent to their acquisition (see Note 3) as well as the accounts of a real estate trust which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995. All intercompany balances and transactions have been eliminated. On November 26 and 27, 1996, the Company completed the acquisitions of Application Resources, Inc. ("ARI") and Shamrock Computer Resources, Ltd. ("SCR"), respectively. (see Note 2) These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company, ARI, and SCR for all periods presented.

Interim Financial Statements

The condensed consolidated balance sheet at December 28, 1996 and condensed consolidated statements of operations and of cash flows for the three and six month periods ended December 28, 1996 and December 30, 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended December 28, 1996 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at June 29, 1996 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 29, 1996 which are contained in the Company's 1996 Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 as amended on January 30, 1997.

Results of operations for the six months ended December 28, 1996 and December 30, 1995 are for 26 weeks and 27 weeks, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

Pro forma income information

The pro forma information is presented as if the Company's America's Registry and SCR subsidiaries, previously S corporations for tax purposes, each had been a C corporation subject to federal and state income taxes throughout the periods presented.

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Pro forma net income per share

     Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares outstanding and common equivalent shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. The weighted average number of common and common equivalent shares outstanding also includes common shares issuable upon conversion of ARI's preferred stock, using the exchange ratio of 0.274428 shares of TRI Common Stock for each share of ARI stock. Pursuant to Securities and Exchange Commission's Staff Accounting Bulletin No. 83, stock options granted during the twelve months prior to the initial filing of the Registration Statement on Form S-1 covering the Company's initial public offering have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding as of the beginning of the period presented.

2.   ACQUISITION OF SUBSIDIARIES - POOLINGS-OF-INTERESTS

     On November 26, 1996, pursuant to an Agreement and Plan of Merger dated October 30, 1996, the Company, through a wholly-owned subsidiary, acquired Application Resources, Inc., a California corporation ("ARI"). ARI is an information technology consulting firm performing services similar to those of the Company. Pursuant to the agreement, each outstanding share of ARI capital stock was converted into the right to receive 0.274428 shares of the Company's Common Stock. The Company also assumed outstanding options for the purchase of ARI common stock at the same conversion ratio. Immediately prior to the acquisition, there were 5,217,000 shares of ARI common stock and options to purchase 794,000 shares of ARI common stock outstanding.

     On November 27, 1996, pursuant to an Agreement and Plan of Merger dated November 26, 1996, the Company, through a wholly-owned subsidiary, acquired Shamrock Computer Resources, Ltd., an Iowa corporation ("SCR"). SCR is an information technology consulting firm performing services similar to those of the Company. Pursuant to the agreement, each outstanding share of SCR capital stock was converted into the right to receive 136.7695 shares of the Company's Common Stock. Immediately prior to the acquisition, there were 7,072 shares of SCR common stock outstanding. Pursuant to the provisions of the Iowa Business Corporation Act (the "IBCA"), a stockholder of SCR holding 352 shares of SCR common stock perfected dissenters' rights under the IBCA and was paid $2,000,000 in redemption of such shares.

     In total 2,350,774 shares of TRI Common Stock were exchanged for all of the outstanding common stock of ARI and SCR. In addition, outstanding stock options to purchase ARI common stock were converted into options to purchase 217,895 shares of TRI's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisitions took place at the beginning of such periods.

     ARI and SCR previously utilized a December 31 year end. Upon acquisition, ARI and SCR changed their fiscal year end to the last Saturday in June to conform to the Company's fiscal year.

3.   ACQUISITION OF SUBSIDIARIES - PURCHASES

     Morris Information Systems, Inc. On August 16, 1996 the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Morris Information Systems, Inc., a Texas corporation ("MIS"), for $2,500,000 in cash plus amounts up to an aggregate of $700,000 contingent upon the operating results of MIS during the two years following the acquisition. In addition, the Company will pay a total of $300,000 over the next two years to the former stockholder of MIS in consideration for a consulting and noncompetition agreement. MIS is an information technology consulting firm performing services similar to those of the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $2,303,000, has been recorded as goodwill, and is being

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     amortized on a straight line basis over 30 years.

     Sun-Tek Consultants, Inc. On November 1, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Sun-
     Tek Consultants, Inc., a Florida corporation ("Sun-Tek"), for $1,900,000 in cash. Sun-Tek is an information technology consulting firm based in Orlando, Florida performing services similar to those of the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     Sterling Information Group, Inc. On November 27, 1996, the Company, through a wholly-owned subsidiary, acquired certain assets and liabilities of Sterling Information Group, Inc. ("Sterling"), a Texas corporation, for cash consideration of $7,500,000, plus amounts up to an aggregate of $500,000 contingent upon the operating results and expansion success of Sterling over the next seven months. The cash consideration was paid in January 1997, and is included in current portion of long-term debt in the accompanying consolidated balance sheet. Sterling is an independent provider of outsourced software application development based in Austin, Texas. The acquisition has been accounted for as a purchase and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     James Duncan and Associates On December 24, 1996, the Company, through a wholly-owned subsidiary, acquired all of the outstanding share capital of AFC Holdings (Guernsey) Limited, a Guernsey trust which holds all of the outstanding share capital of James Duncan & Associates ("JDA"), a United Kingdom corporation, for $4,162,000, payable in $3,921,000 in cash, 2,736 shares of the Company's common stock, and a $125,000 payable on or before December 24, 1997 in cash or shares of the Company's Common Stock at the option of the selling stockholders. JDA is an information technology consulting firm performing services similar to those of the Company. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill, and is being amortized on a straight-line basis over 30 years.

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended December 28, 1996 and December 30, 1995 would not materially differ from TRI's reported results of operations.

4.   LEGAL SETTLEMENT

     In August 1996, ARI received a settlement of $1,625,000 from its insurance company for payment of defense costs and certain expenses associated with a previous intellectual property rights matter. This amount, net of related expenses, has been included in interest and other income in the accompanying consolidated statement of operations.

5.   SALE OF COMMON AND PREFERRED STOCK

     On November 19, 1996, ARI sold 55,000 units to an unrelated investor for net proceeds of $2,607,000. Each unit consisted of 3 shares of ARI's Series A Preferred Stock and 0.5489 shares of the Company's Common Stock, for a total of 165,000 shares of Series A Preferred Stock and 30,187 shares of Common Stock.

     PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:
          The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                DEC. 28,      DEC. 30,         DEC. 28,       DEC. 30,
                                                  1996          1995             1996           1995
Revenue                                            100.0 %       100.0%           100.0%         100.0%
Cost of revenue                                     72.0          72.8             72.3           73.4
                                                -----------   ----------       ----------     ----------
Gross profit                                        28.0          27.2             27.7           26.6
Selling, general and administrative expenses        27.2          21.8             24.0           21.1
                                                -----------   ----------       ----------     ----------
Income from operations                               0.8           5.4              3.7            5.5
Interest and other income (expense), net            (0.0)         (0.9)             1.1           (1.0)
                                                -----------   ----------       ----------     ----------
Income before taxes                                  0.8           4.5              4.8            4.5
Income tax provision                                 2.4           0.6              2.9            0.7
                                                -----------   ----------       ----------     ----------
Net income (loss)                                   (1.6)%         3.9%             1.9%           3.8%
                                                -----------   ----------       ----------     ----------

Pro forma information
        Income before taxes                          0.8 %         4.5%             4.8%           4.5%
        Pro forma income tax provision               3.1           2.0              3.6            2.0
                                                -----------   ----------       ----------     ----------
        Pro forma net income (loss)                 (2.4)%         2.5%             1.2%           2.5%
                                                ===========   ==========       ==========     ==========

     THREE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

     Revenue.   Revenue increased 55.8% to $75.1 million for the second quarter of fiscal 1997 from $48.2 million in the second quarter of fiscal 1996. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices, the continued maturation of newer branch offices, and the addition of new branches resulting from acquisitions accounted for as purchases which were completed in the first six months of fiscal 1997 resulting in a greater number of IT consultants placed with the Company's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for the Company's IT consultants.

     Gross Profit.   Gross profit increased 60.0% to $21.0 million for the
     second quarter of fiscal 1997 from $13.1 million in the comparable prior period. As a percentage of revenue, gross profit increased to 28.0% for the period compared to 27.2% for the comparable prior period. This increase was attributable primarily to increases in the number of relatively higher margin projects and specialized practice engagements and the increased utilization of staff IT consultants compared with the comparable prior period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 94.0% to $20.4 million for the second quarter of fiscal 1997 from $10.5 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 27.2% from 21.8% for the comparable prior period. This increase was attributable to one-time non-recurring transaction and integration costs of $4.9 million incurred during the quarter associated with the two acquisitions accounted for as poolings-of-interests. Excluding these non-recurring charges, selling, general and administrative expenses decreased to 20.6% of revenue. This decrease was attributable primarily to the growth in revenue during the period in which, other than through acquisition, the Company did not open any new offices.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased by $430,000 to $1,000 of expense for the second quarter of fiscal 1997 from $431,000 in expense for the second quarter of fiscal 1996. The decrease in the expense was a result of lower amounts outstanding on the Company's line of credit in the fiscal 1997 quarter as amounts outstanding under the Company's line of credit and certain other obligations were repaid in June of 1996 upon receipt of the proceeds from the Company's initial public offering.

     SIX MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

          Revenue. Revenue increased 52.9% to $144.5 million for the first six months of fiscal 1997 from $94.5 million for the first six months of fiscal 1996. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth of sales within existing offices, the continued maturation of newer branch offices, and the addition of new branches resulting from acquisitions accounted for as purchases which were completed during the first six months of fiscal 1997 resulting in a greater number of IT consultants placed with the Company's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for the Company's IT consultants.

          Gross Profit. Gross profit increased 59.4% to $40.1 million for the first six months of fiscal 1997 from $25.1 in the first six months of fiscal 1996. As a percentage of revenue, gross profit increased to 27.7% in the first six months of fiscal 1997 compared to 26.6% in the first six
     months of fiscal 1996.    The increase was attributable primarily to
     increases in the number of relatively higher margin projects and specialized practice engagements and increased utilization of the salaried consultants as compared with the prior period.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 74.0% to $34.8 million in the first six months of fiscal 1997 from $20.0 million in the first six months of fiscal 1996. As a percentage of revenue, selling , general and administrative expenses increased to 24% in the first six months of fiscal 1997 from 21.1% in the first six months of fiscal 1996. This increase was attributable to one-time nonrecurring transaction and integration costs of $5.1 million incurred during the first six months of fiscal 1997 associated with the two acquisitions accounted for as poolings-of-interests. Excluding these non-recurring charges, selling, general and administrative expenses decreased to 20.5% of revenue. This decrease was attributable primarily to growth in revenue during the period in which, other than through acquisition, the Company did not open any new offices.

          Interest and Other Income(Expense), Net. Interest and other income (expense), net, increased by $2.5 million to $1.6 million of income for the first six months of fiscal 1997 from $0.9 million of expense for the first six months of fiscal 1996. This increase is attributable to the receipt by ARI of approximately $1.5 million in net proceeds from the settlement of certain litigation during the first six months of fiscal 1997. In addition, the Company repaid amounts outstanding under its line of credit and certain other obligation in June 1996 upon receipt of the proceeds from the Company's initial public offering. During the first six months of fiscal 1996, the Company incurred interest expense on amounts outstanding under the Company's line of credit and other debt facilities.


     LIQUIDITY AND CAPITAL RESOURCES

          The Company currently has filed a Registration Statement on Form S-1 with the

Securities and Exchange Commission for the sale of 3,000,000 shares of Common Stock, 1,234,166 of which are being sold by the Company. The net proceeds to the Company from the sale, after deducting the underwriting discount and estimated offering expenses payable by the Company, are estimated to be approximately $46.3 million. The Company expects to use approximately $18.0 million of the net proceeds to repay outstanding indebtedness under its revolving line of credit. Approximately $2.5 million is intended to finance the continuing upgrade of the Company's IT infrastructure. The Company intends to use the remaining net proceeds for working capital and general corporate purposes. A portion of the net proceeds may also be used for acquisitions of businesses that are complementary to that of the Company.

     On June 10, 1996 the Company completed its initial public offering of the sale of 2,230,000 shares of Common Stock, which included 330,000 shares issued upon exercise of the underwriters' over-allotment option. The Company received $34.5 million from the sale of shares, net of underwriting discounts and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's credit facility and certain term loans. As of February 29, 1996, the Company entered into a $25 million revolving advance facility with BNY Financial Corporation (the "Line of Credit"). This facility allows the Company to borrow the lesser of $25 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. The Company was on December 28, 1996 and is currently in compliance with these financial covenants.

     As of December 28, 1996, the principal amount outstanding under the Line of Credit was $10.2 million with availability of $14.8 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option. In addition, at December 28, 1996, the Company had invested $2.2 million in short term treasury bills at the Bank of Boston which earn interest at the short term treasury bill rate (5.36% at December 28, 1996).

     The Company had negative cash flows from operations of $4.9 million for the six months ended December 28, 1996. The negative operating cash flows during this period reflected an increase in net accounts receivable during the period in which significant revenue growth occurred. The Company's operating cash flows and working capital requirements are significantly affected by the timing of the payment of payroll and the receipt of payment from the customer. The Company pays its employees on either a weekly or bi-weekly basis. Clients are generally invoiced for services either at the end of the applicable pay period or on a monthly basis. Additionally cash flows from operations were impacted by a decrease in the net deferred tax liability of $1.0 million resulting principally from the recording of a $403,000 deferred tax asset through the income tax provision on November 27, 1996 related to the conversion of SCR from an S corporation to a C corporation.

     The Company had negative cash flows from investing activities of $10.2 million for the six months ended December 28, 1996. The primary use of cash for investing activities in the six months ended December 28, 1996 was $8.0 million for acquisitions completed in this period. Capital expenditures totaled $2.2 million for the six months ended December 28, 1996 and were related primarily to the upgrade of the Company's IT infrastructure.

     The Company had cash provided by financing activities of $8.5 million for the six months ended December 28, 1996. Historically, the Company has funded its capital requirements with borrowings against its Line of Credit and term loans with a leasing company. In June

     1996, the Company completed its initial public offering for the sale of 2,230,000 shares of Common Stock from which it receive $34.5 million in proceeds, net of the underwriting discounts and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's Line of Credit and certain term loans. In the six months ended December 28, 1996, an additional $2.6 million in proceeds from the sale of ARI stock was received. During the first six months of fiscal 1997, cash requirements for acquisitions, working capital , fixed asset purchases and a stock repurchase relating to the SCR acquisition resulted in the Company borrowing $8.1 million against its Line of Credit.

          The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $2.5 million in capital expenditures in the next twelve months principally to upgrade its computer system. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the proceeds from the proposed offering of stock, together with cash flow from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months

     RECENT ACQUISITIONS

          Since its initial public offering in June 1996, the Company has completed six acquisitions. Five of the acquired companies - Morris Information Systems, Inc. ("MIS"), based in Houston, Texas; Sun-Tek Consultants, Inc. ("Sun-Tek"), based in Orlando, Florida; Application Resources, Inc. ("ARI"), based in San Francisco, California; Shamrock Computer Resources, Ltd. ("SCR"), based in Bloomington, Minnesota; and James Duncan & Associates ("JDA"), based in Royal Tunbridge Wells, England
     - provide information technology consulting services similar to those that the Company currently provides. One of the acquisitions - Sterling Information Group, Inc. ("Sterling"), based in Austin, Texas - is an independent provider of outsourced software application development services.

     The ARI and SCR acquisitions, in which an aggregate of 2,350,774 shares of Common Stock were issued, and $2.0 million in cash was used to repurchase shares of capital stock from a stockholder of SCR who exercised dissenter's rights, have been accounted for as poolings-of-interests. Accordingly, the Company's financial statements have been restated to reflect those acquisitions on a historical basis.

     In connection with the ARI and SCR transactions, the Company has incurred transaction and integration costs of $5.1 million during the six months ended December 28, 1996. In addition to these non-recurring charges, the Company will incur additional expenses over the remainder of fiscal 1997 to complete the integrations.

     In connection with the MIS, Sun-Tek, Sterling and JDA acquisitions, the Company paid an aggregate of $15.8 million in cash, issued 2,736 shares of Common Stock and agreed to pay $125,000 in deferred consideration. In addition, the Company may become obligated to pay up to $1.2 million in contingent cash consideration. These acquisitions have been accounted for as purchases, and accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in the Company's results from the respective dates of acquisition.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, its dependence on key clients, risks associated with international operations, its dependence on key personnel, the relatively short history of profitability, the impact of the government regulation of immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-1. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.



     PART II.   OTHER INFORMATION

     Item 1 - Legal Proceedings
     Not applicable

     Item 2 - Change in Securities

     On November 26, 1996, in conjunction with the acquisition of ARI by TRI, all of the outstanding shares of ARI's Series A Preferred Stock were converted into 717,080 shares of Common Stock.

     Item 3 - Defaults Upon Senior Securities
     Not applicable

     Item 4 - Submission of Matters to a Vote of  Security Holders

     On November 21, 1996 as part of the annual meeting of stockholders, the stockholders of the Company voted to:

     1. Amend the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock of the Company from 29,000,000 shares to 49,000,000 shares.

     2. Elect Robert P. Badavas as a Class 1 Director for a term of three years expiring at the 1999 Annual Meeting, and until his respective successor is elected and shall qualify to serve.

     Item 6 - Exhibits and Reports on Form 8-K

     a.   See Exhibit Index, Page 15
     b.   Reports on Form 8-K
          Reports on Form 8-K related to the Company's acquisitions were filed on December 10, 1996, January 6, 1997 and February 7, 1997, and are incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE REGISTRY, INC.
                                        (Registrant)

     Date:  February 11, 1997           By: /s/ G. Drew Conway
                                        -------------------------------------
                                         G. Drew Conway, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

     Date:  February 11, 1997           By: /s/ Robert E. Foley
                                        -------------------------------------
                                         Robert E. Foley, Chief Financial
                                         Officer
                                         (Principal Financial and
                                         Accounting Officer)

                              THE REGISTRY, INC.
                                 EXHIBIT INDEX

Exhibit                                                                   Page

27        Financial Data Schedule