Form 10-Q
period 1997-03-29
REGISTRY INC
filed 1997-05-13
CIK 1012123

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 29, 1997
                                    ---------------
                                       OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period ___________________to____________________

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

As of May 2, 1997, there were 14,123,678 shares of Common Stock, no par value, outstanding.
================================================================================
--------------------------------------------------------------------------------

                               THE REGISTRY, INC.


                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          ------
PART I                       FINANCIAL INFORMATION
          Item 1.            Financial Statements
                             Condensed Consolidated Balance Sheet at           3
                             March 29, 1997 and June 29, 1996

                             Condensed Consolidated Statement of
                             Operations for the three and nine months          4
                             ended March 29, 1997 and March 30, 1996


                             Condensed Consolidated Statement of  Cash
                             Flows for the nine months ended March 29,         5
                             1997 and March 30, 1996


          Item 2.            Management's Discussion and Analysis of
                             Financial Condition and Results of Operations    10


PART II.                     OTHER INFORMATION                                14

                             SIGNATURES                                       14

                             EXHIBIT INDEX                                    16




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

                               THE REGISTRY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                            MARCH 29,         JUNE 29,
                                              1997              1996
                                           (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                     $ 23,744         $13,707
  Marketable securities                           11,550               -
  Accounts receivable, net                        63,564          42,439
  Notes receivable from related parties              170              82
  Deferred income taxes                            1,223              47
  Other current assets                               793             924
                                           -------------   -------------
        Total current assets                     101,044          57,199

Fixed assets, net                                  9,792           6,979
Notes receivable from officers                       100              60
Other assets                                      15,994             917
Deferred income taxes                                470              35
                                           -------------   -------------
        Total assets                            $127,400         $65,190
                                           =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit                                $      -         $ 1,885
  Current portion of long-term debt                1,929             421
  Accounts payable                                 1,796           2,652
  Accrued salaries and wages                       8,477           4,946
  Other accrued liabilities                        7,798           5,401
  Accrued income taxes                             1,879           2,082
  Deferred income taxes                              473              89
                                           -------------   -------------
        Total current liabilities                 22,352          17,476
Deferred income taxes                                811             673
Long-term debt                                     2,456           2,652

Commitments and contingencies
Stockholders' equity
  Preferred stock                                      -           1,916
  Common stock                                     4,702             179
  Additional paid-in capital                      84,353          35,434
  Notes receivable from stockholders                (226)           (226)
  Deferred stock compensation                          -            (179)
  Retained earnings                               12,959           7,265
  Currency translation adjustment                     (7)              -
                                           -------------   -------------
        Total stockholders' equity               101,781          44,389
                                           -------------   -------------
                                                $127,400         $65,190
                                           =============   =============

  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                          MARCH 29, 1997   MARCH 30, 1996   MARCH 29, 1997  MARCH 30, 1996
Revenue                                          $86,518          $57,296         $231,038        $151,828
Cost of revenue                                   63,229           42,040          167,671         111,434
                                        ----------------   --------------   --------------  --------------
                                                  23,289           15,256           63,367          40,394
Selling, general and administrative
 expenses                                         16,890           12,346           46,509          32,326
Acquisition-related expenses                           -                -            5,144               -
                                        ----------------   --------------   --------------  --------------
Income from operations                             6,399            2,910           11,714           8,068
Interest and other income (expense), net            (179)            (598)           1,440          (1,500)
                                        ----------------   --------------   --------------  --------------
Income before taxes                                6,220            2,312           13,154           6,568
Income tax provision                               2,581            1,333            6,840           2,014
                                        ----------------   --------------   --------------  --------------
Net income                                       $ 3,639          $   979         $  6,314        $  4,554
                                        ----------------   --------------   --------------  --------------
Net income per share                               $0.26
Weighted average common and
    common equivalent shares                      14,214

Pro forma information
    Income before taxes                                           $ 2,312         $ 13,154        $  6,568
    Pro forma income tax provision                                    972            7,768           2,840
                                                           --------------   --------------  --------------
    Pro forma net income                                          $ 1,340         $  5,386        $  3,728
                                                           --------------   --------------  --------------
    Pro forma net income per
       share                                                        $0.12            $0.39           $0.34
                                                           --------------   --------------  --------------
    Weighted average common and
       common equivalent shares                                    10,905           13,804          10,880
                                                           --------------   --------------  --------------

  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                   NINE MONTHS ENDED
                                            MARCH 29, 1997   MARCH 30, 1996
Cash flows from operating activities:
 Net income                                     $  6,314          $ 4,554
 Adjustments to reconcile net income to
  net cash provided by (used for) operating
   activities
  Depreciation and amortization                    1,558              919
  Amortization of deferred stock
   compensation                                      179                -
  Provision for losses on accounts
   receivable                                        514              248
  Deferred income taxes                             (597)           1,100
  Increase in accounts receivable                (16,214)          (6,747)
  Decrease in other current assets                   342                8
  Increase in other assets                          (368)            (109)
  Decrease in accounts payable                    (1,801)            (375)
  Increase in accrued expenses                     2,043              828
  Increase in accrued salaries and wages           1,880            2,578
  Increase in accrued income taxes                    77            1,086
                                            ------------     ------------
   Net cash provided by (used for)
    operating activities                          (6,073)           1,890
                                            ------------     ------------
Cash flows from investing activities
 Cash disbursed for acquisitions                 (16,168)               -
 Increase in notes receivable from
  officers                                           (40)            (365)
 Repayment of notes receivable from
  officers                                             -            1,060
 Increase in notes receivable from
  related parties                                    (71)               -
 Purchase of marketable securities               (11,550)               -
 Purchases of fixed assets                        (3,388)          (1,729)
                                            ------------     ------------
     Net cash used for investing
      activities                                 (31,217)          (1,034)
                                            ------------     ------------

Cash flows from financing activities
 Cash proceeds from issuance of common
  stock                                           49,127                -
 Cash proceeds from reissuance of
  treasury stock                                   1,921                -
 Cash proceeds from exercise of stock
  options                                            727                -
 Cash proceeds from stock purchase plan              406                -
 Cash payments to repurchase common
  stock                                           (2,000)               -
 Net repayments on line of credit                 (2,161)           2,675
 Principal payments on long-term debt               (529)          (1,902)
 Proceeds from issuance of long-term debt            378            2,160
 Distributions                                      (540)          (1,931)
                                            ------------     ------------
    Net cash provided by
     financing activities                         47,329            1,002
                                            ------------     ------------
Effect of exchange rate changes on cash
  and cash equivalents                                (2)               -
    Elimination of duplicated activity
     from July to December due to
     subsidiaries' change in fiscal
     year end (see Note 2)                             -             (855)
                                            ------------     ------------
Net increase in cash and cash
 equivalents                                      10,037            1,003
Cash and cash equivalents, beginning of
 period                                           13,707            1,804
                                            ------------     ------------
Cash and cash equivalents, end of period        $ 23,744          $ 2,807
                                            ------------     ------------

  The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       `
1.  NATURE OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business

     The Registry, Inc. ("TRI" or "the Company") is an information technology ("IT") professional services firm providing IT consultants on a contract basis to organizations nationwide with complex IT operations in a broad range of industries. As of March 29, 1997, offices are maintained in 18 states and two European locations.

     Basis of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of TRI and America's Registry, Inc.("America's Registry") which, prior to January 1, 1996, were owned and controlled by a common sole stockholder who serves as an officer of the Company. Effective January 1, 1996, TRI, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of America's Registry and the stockholder of America's Registry received an additional 5,333,333 shares of the common stock of TRI. The accompanying financial statements also include the accounts of TRI's wholly owned subsidiaries subsequent to their acquisition (see Note 3) as well as the accounts of a real estate trust which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995. All intercompany balances and transactions have been eliminated. On November 26 and 27, 1996, the Company completed the acquisitions of Application Resources, Inc. ("ARI") and Shamrock Computer Resources, Ltd. ("SCR"), respectively (see Note 2). These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company, ARI, and SCR for all periods presented.

     Interim Financial Statements

     The condensed consolidated balance sheet at March 29, 1997 and condensed consolidated statements of operations and of cash flows for the three and nine month periods ended March 29, 1997, and March 30, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended March 29, 1997 are not necessarily indicative of the results to be expected for the entire year. The balance sheet at June 29, 1996 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 29, 1996 which are contained in the Company's 1996 Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 as amended on January 30, 1997.

     Results of operations for the nine months ended March 29, 1997 and March 30, 1996 are for 39 weeks and 40 weeks, respectively.

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

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma net income per share

     Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common shares outstanding and common equivalent shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. The weighted average number of common and common equivalent shares outstanding also includes common shares issuable upon conversion of ARI's preferred stock, using the exchange ratio of 0.274428 shares of TRI Common Stock for each share of ARI stock. Pursuant to Securities and Exchange Commission's Staff Accounting Bulletin No. 83, stock options granted during the twelve months prior to the initial filing of the Registration Statement on Form S-1 covering the Company's initial public offering have been included in the calculation of common equivalent shares using the treasury stock method for the three and nine months ended March 30, 1996, as if they were outstanding as of the beginning of the period presented.

     Translation of Foreign Currencies

     The functional currency for the Company's European subsidiary is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

     Recently Enacted Accounting Standard

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common share equivalents, and other convertible securities outstanding. SFAS 128 is effective in the Company's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had the Company been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings per share:

           THREE MONTHS ENDED                      NINE MONTHS ENDED
       MARCH 29, 1997     MARCH 30, 1996      MARCH 29, 1997     MARCH 30, 1996
        $0.27              $0.12               $0.42              $0.30

     Diluted earnings per share, computed under the provisions of SFAS 128, would not have differed materially from the pro forma net income per share amounts previously reported by the Company. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

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

     On November 27, 1996, pursuant to an Agreement and Plan of Merger dated November 26, 1996, the Company, through a wholly-owned subsidiary, acquired Shamrock Computer Resources, Ltd., an Iowa corporation ("SCR"). SCR is an information technology consulting firm performing services similar to those of the Company. Pursuant to the agreement, each outstanding share of SCR capital stock was converted into the right to receive 136.7695 shares of the Company's Common Stock. Immediately prior to the acquisition, there were 7,072 shares of SCR common stock outstanding. Pursuant to the provisions of the Iowa Business Corporation Act (the "IBCA"), a stockholder of SCR holding 352 shares of SCR common stock perfected dissenter' rights under the IBCA and was paid $2,000,000 in redemption of such shares.

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

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Sun-Tek Consultants, Inc. On November 1, 1996, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Sun-Tek Consultants, Inc., a Florida corporation ("Sun-Tek"), for $1,900,000 in cash. Sun-Tek is an information technology consulting firm based in Orlando, Florida performing services similar to those of the Company.

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

     Connexus Consulting Group, Inc. On January 24, 1997, the Company through a wholly-owned subsidiary, acquired all of the outstanding shares of Connexus Consulting Group, Inc. ("Connexus"), a Delaware corporation, for cash consideration of $600,000. Connexus is an information technology consulting firm based in Andover, Massachusetts performing services similar to those of the Company.

     These acquisitions have been accounted for as a purchases and accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of their respective acquisitions. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended March 29, 1997 and March 30, 1996 would not materially differ from TRI's reported results of operations.

4.  LEGAL SETTLEMENT

     In August 1996, ARI received a settlement of $1,625,000 from its insurance company for payment of defense costs and certain expenses associated with a previous intellectual property

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

6.   PUBLIC OFFERING OF COMMON STOCK

     On February 26, 1997, the Company completed a public offering in which it sold 1,234,166 shares of Common Stock. The Company received $48.5 million from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's line of credit.

     PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:
               The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                          MARCH 29, 1997   MARCH 30, 1996   MARCH 29, 1997   MARCH 30, 1996
Revenue                                            100.0%           100.0%           100.0%           100.0%
Cost of revenue                                     73.1             73.4             72.6             73.4
                                          --------------   --------------   --------------   --------------
Gross profit                                        26.9             26.6             27.4             26.6
Selling, general and administrative
 expenses                                           19.5             21.5             22.3             21.3
                                          --------------   --------------   --------------   --------------
Income from operations                               7.4              5.1              5.1              5.3
Interest and other income (expense), net            (0.2)            (1.1)             0.6             (1.0)
                                          --------------   --------------   --------------   --------------
Income before taxes                                  7.2              4.0              5.7              4.3
Income tax provision                                 3.0              2.3              3.0              1.3
                                          --------------   --------------   --------------   --------------
Net income                                           4.2%             1.7%             2.7%             3.0%
                                          --------------   --------------   --------------   --------------
Pro forma information
    Income before taxes                                               4.0%             5.7%             4.3%
    Pro forma income tax provision                                    1.7              3.4              1.9
                                                           --------------   --------------   --------------
    Pro forma net income                                              2.3%             2.3%             2.4%
                                                           --------------   --------------   --------------

     THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

     Revenue.   Revenue increased 51.0% to $86.5 million for the third quarter of fiscal 1997 from $57.3 million in the third quarter of fiscal 1996. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices, the continued maturation of newer branch offices, and the addition of new branches resulting from acquisitions accounted for as purchases which were completed in the first nine months of fiscal 1997 resulting in a greater number of IT consultants placed with the Company's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for the Company's IT consultants.

     Gross Profit. Gross profit increased 52.7% to $23.3 million for the third quarter of fiscal 1997 from $15.3 million in the comparable prior period. As a percentage of revenue, gross profit increased to 26.9% for the period compared to 26.6% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin specialized practice engagements and the increased utilization of staff IT consultants compared with the prior period. This increase was mitigated by the addition of the lower margin sales of the Company's European subsidiary, James Duncan and Associates, acquired at the end of the second quarter of fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 36.8% to $16.9 million for the third quarter of fiscal 1997 from $12.3 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 19.5% from 21.5% for the comparable prior period. This decrease was attributable primarily to the growth in revenue during the period in which, other than through acquisition, there was little branch expansion.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased 70.1% to $179,000 of expense for the third quarter of fiscal 1997 from $ 598,000 in expense for the third quarter of fiscal 1996. The decrease in the expense was a result of lower amounts outstanding on the Company's line of credit in the fiscal 1997 quarter as amounts outstanding under the Company's line of credit were repaid in full in February of 1997 upon receipt of the proceeds from the Company's public offering of common stock.

     NINE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

          Revenue. Revenue increased 52.2% to $231.0 million for the first nine months of fiscal 1997 from $151.8 million for the first nine months of fiscal 1996. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by the Company's practices. The increase in revenue from professional services was primarily due to the growth of sales within existing offices, the continued maturation of newer branch offices, and the addition of new branches resulting from acquisitions accounted for as purchases which were completed during the first nine months of fiscal 1997 resulting in a greater number of IT consultants placed with the Company's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for the Company's IT consultants.

          Gross Profit. Gross profit increased 56.9% to $63.4 million for the first nine months of fiscal 1997 from $40.4 million in the first nine months of fiscal 1996. As a percentage of revenue, gross profit increased to 27.4% in the first nine months of fiscal 1997 compared to 26.6% in the first nine months of fiscal 1996. The increase was attributable primarily to increases in the number of relatively higher margin projects and specialized practice engagements and increased utilization of the salaried consultants as compared with the prior period. This increase was mitigated slightly by the addition of the relatively lower margin sales of the Company's European subsidiary, James Duncan and Associates, at the end of the second quarter of fiscal 1997.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 59.8% to $51.6 million in the first nine months of fiscal 1997 from $32.3 million in the first nine months of fiscal 1996. As a percentage of revenue, selling , general and administrative expenses increased to 22.4% in the first nine months of fiscal 1997 from 21.3% in the first nine months of fiscal 1996. This increase was attributable to one-time nonrecurring transaction and integration costs of $5.1 million incurred during the first nine months of fiscal 1997 associated with the two acquisitions accounted for as poolings-of-interests. Excluding these non-recurring charges, selling, general and administrative expenses decreased to 20.0% of revenue. This decrease was attributable primarily to growth in revenue during the period in which, other than through acquisition, there was little branch expansion.

          Interest and Other Income(Expense), Net. Interest and other income (expense), net, increased by $2.9 million to $1.4 million of income for the first nine months of fiscal 1997 from $1.5 million of expense for the first nine months of fiscal 1996. This increase is attributable to the receipt by ARI of approximately $1.5 million in net proceeds from the settlement of certain litigation during the first nine months of fiscal 1997. In addition, amounts understanding under the Company's line of credit were reduced upon receipt of the proceeds from the Company's initial public offering in June of 1996 and from the Company's second public offering in February of 1997. During the first nine months of fiscal 1996, the Company incurred interest expense on amounts outstanding under the Company's line of credit and other debt facilities.

     LIQUIDITY AND CAPITAL RESOURCES

          On February 26, 1997, the Company completed a public offering in which it sold 1,234,166 shares of Common Stock. The Company received $48.5 million from the sale of the shares, net of the underwriting discount and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's credit facility, approximately $18.2 million. Approximately $2.5 million is intended to finance the continuing upgrade of the Company's IT infrastructure. The Company intends to use the remaining net proceeds for working capital and general corporate purposes. A portion of the net proceeds may also be used for acquisitions of businesses that are complementary to that of the Company.

          As of February 29, 1996, the Company entered into a $25 million revolving advance facility with BY Financial Corporation (the "Line of Credit"). This facility allows the Company to borrow the lesser of $25 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. The Company was on March 29, 1997 and is currently in compliance with these financial covenants.

          As of March 29, 1997, there was no amount outstanding under the Line of Credit with availability of $25 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option. In addition, at March 29, 1997, the Company had invested $11.6 million in tax-exempt and U.S. Government agency securities at various interest rates.

          The Company had negative cash flows from operations of $6.1 million for the nine months ended March 29, 1997. The negative operating cash flows during this period reflected an increase in net accounts receivable during the period in which significant revenue growth occurred. The Company's operating cash flows and working capital requirements are significantly affected by the timing of the payment of payroll and the receipt of payment from the customer. The Company pays its employees on either a weekly or bi-weekly basis. Clients are generally invoiced for services either at the end of the applicable pay period or on a monthly basis. Additionally cash flows from operations were impacted by fluctuations in accrual and payable balances between the periods and changes in deferred taxes in the period.

          The Company had negative cash flows from investing activities of $31.2 million for the nine months ended March 29, 1997. The primary use of cash for investing activities in the nine months ended March 29, 1997 was $16.2 million for acquisitions completed in this period and the investment of $11.6 million in marketable securities in the last month of the period related to the receipt of proceeds from the common stock offering. Capital expenditures totaled $3.4 million for the nine months ended March 29, 1997 and were related primarily to the upgrade of the Company's IT infra structure.

            The Company had cash provided by financing activities of $47.3 million for the nine months ended March 29, 1997. Historically , the Company has funded its capital requirements with borrowings against its Line of Credit and term loans with a leasing company. In June 1996, the Company completed its initial public offering for the sale of 2,230,000 shares of Common Stock from which it received $34.5 million in proceeds, net of the underwriting discounts and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under the Company's Line of Credit and certain term loans. In February, 1997, the Company completed a public offering for the sale of 1,234,166 shares of Common Stock for which it received $48.5 million in proceeds, net of the underwriting discounts and expenses associated with the offering. In November of 1996, an additional $2.6 million in proceeds from the sale of ARI stock was received. Proceeds from these offerings were used to repay amounts outstanding under the Company's line of credit and to fund acquisitions made and working capital requirements.

          The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $2.5 million in capital expenditures in the next twelve months principally to upgrade its computer system. In connection with certain of its acquisitions, the Company may be obligated to make
     certain contingent payments during the next several years.    The Company
     does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the proceeds from the recent public offering of stock, together with cash flow from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months

     RECENT ACQUISITIONS

          Since its initial public offering in June 1996, the Company has completed seven acquisitions. Six of the acquired companies - Morris Information Systems, Inc. ("MIS"), based in Houston, Texas; Sun-Tek Consultants, Inc. ("Sun-Tek"), based in Orlando, Florida; Application Resources, Inc. ("ARI"), based in San Francisco, California; Shamrock Computer Resources, Ltd. ("SCR"), based in Bloomington, Minnesota; James Duncan & Associates ("JDA"), based in Royal Tunbridge Wells, England, and Connexus Consulting Group, Inc. ("Connexus"), based in Andover, Massachusetts - provide information technology consulting services similar to those that the Company currently provides. One of the acquisitions - Sterling Information Group, Inc. ("Sterling"), based in Austin, Texas - is an independent provider of outsourced software application development services.

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

     In connection with the ARI and SCR transactions, the Company has incurred transaction and integration costs of $5.1 million during the nine months ended March 29, 1997. In addition to these non-recurring charges, the Company will incur additional expenses over the remainder of fiscal 1997 to complete the integrations.

     In connection with the MIS, Sun-Tek, Sterling , JDA and Connexus acquisitions, the Company paid an aggregate of $16.4 million in cash, issued 2,736 shares of Common Stock and agreed to pay $125,000 in deferred consideration. In addition, the Company may become obligated to pay up to $1.2 million in contingent cash consideration. These acquisitions have been accounted for as purchases, and accordingly the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in the Company's results from the respective dates of acquisition.

     RECENTLY ENACTED ACCOUNTING STANDARD

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common share equivalents, and other convertible securities outstanding. SFAS 128 is effective in the Company's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had the Company been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings per share:

           THREE MONTHS ENDED                      NINE MONTHS ENDED
    MARCH 29, 1997     MARCH 30, 1996      MARCH 29, 1997     MARCH 30, 1996
        $0.27              $0.12               $0.42              $0.30

     Diluted earnings per share, computed under the provisions of SFAS 128, would not have differed materially from the pro forma net income per share amounts previously reported by the Company. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

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

     Item 2 - Change in Securities
     Not applicable

     Item 3 - Defaults Upon Senior Securities
     Not applicable

     Item 4 - Submission of Matters to a Vote of  Security Holders
     Not applicable.

     Item 6 - Exhibits and Reports on Form 8-K

     a.  See Exhibit Index, Page 15
     b.  Reports on Form  8-K
         Reports on Form 8-K related to the Company's acquisitions were filed on December 10, 1996, January 6, 1997 and February 7, 1997 and are incorporated herein by reference.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE REGISTRY, INC.
                                    (Registrant)

     Date:   May 12, 1997        By:     /s/ G. Drew Conway
                                     --------------------------
                                     G. Drew Conway, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

     Date:   May 12, 1997        By:     /s/ Robert E. Foley
                                     ---------------------------
                                     Robert E. Foley, Chief Financial
                                     Officer
                                     (Principal Financial and
                                     Accounting Officer)

                               THE REGISTRY, INC.
                                 EXHIBIT INDEX

Exhibit                                                   Page

27              Financial Data Schedule