Form 10-K405
period 1997-06-28
REGISTRY INC
filed 1997-09-26
CIK 1012123

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

  FOR THE FISCAL YEAR ENDED: JUNE 28, 1997     COMMISSION FILE NUMBER 0-28192


                              THE REGISTRY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                              04-2920563
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                               189 WELLS AVENUE
                          NEWTON, MASSACHUSETTS 02159
                                (617) 527-6886
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                 OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    COMMON STOCK, NO PAR VALUE                 NASDAQ NATIONAL MARKET
    ___________________________        ______________________________________
       (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  X  YES    NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

  Based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market on September 25, 1997, the aggregate market value of the Common Stock held by nonaffiliates of the registrant was $629,079,268.

  The number of shares of the registrant's Common Stock outstanding on September 25, 1997 was 21,865,130.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION
   WITH ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD NOVEMBER 20, 1997 ARE
                   INCORPORATED BY REFERENCE INTO PART III.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1: BUSINESS

FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors" among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

INTRODUCTORY NOTE

  On July 31, 1997, The Registry, Inc. ("The Registry" or the "Company") acquired Renaissance Solutions, Inc. ("Renaissance"). Based in Lincoln, Massachusetts, Renaissance provides management consulting and client/server integration services, primarily for large corporations. Notwithstanding the fact that the acquisition of Renaissance by The Registry occurred after the end of the Company's fiscal year end, this Annual Report on Form 10-K describes certain aspects of the business of Renaissance relevant to an understanding of the business of the Registrant. The Consolidated Financial Statements for The Registry contained in Item 8 do not, however, reflect the results of operations for Renaissance for any of the periods presented therein.

THE REGISTRY, INC.

  The Registry provides information technology (IT) consultants on a contract basis to organizations with complex IT operations. Revenue from The Registry's IT consulting business is principally derived from supplemental IT staffing services and, to a lesser extent, from management consulting services provided through its specialized practices. As of June 28, 1997, The Registry had approximately 3,100 IT consultants placed with its clients to assist them in implementing solutions for systems and applications development in such areas as distributed network design, database design and development and client/server migration. These consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client. In 1997, The Registry provided IT consultants to approximately 1,000 clients in a diverse range of industries. The Registry has grown from six offices and $19.4 million in revenue in fiscal 1991 to 37 offices and $324.8 million in revenue for the fiscal year ended June 28, 1997.

RENAISSANCE SOLUTIONS, INC.

  Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Renaissance's offerings fall into three categories: strategic services, performance innovation services and technology services. Strategic services consist primarily of management consulting services using the "Balanced Scorecard" concept described in three Harvard Business Review articles and in the book The Balanced Scorecard, all of which were co-authored by one of Renaissance's founders, and the design, development and implementation of software-based executive information systems. Renaissance's strategic services are designed to assist senior executives in strategy implementation. Renaissance's performance innovation services consist primarily of consulting services designed to assist companies in the design and implementation of key business processes. Renaissance's technology services include the design, development and implementation of desktop applications using client/server architecture to support decision-making, coordination, information sharing and skill development by knowledge workers. These applications are designed for key business processes, including market and product development, sales, order fulfillment and customer service. Renaissance believes that by bridging management consulting and systems integration capabilities it can help its customers effectively use technology to satisfy their strategic objectives.

BUSINESS STRATEGY

 The Registry

  The Registry's goal is to be a leading nationwide provider of business and IT consulting services for organizations with complex IT operations. The Company's business strategy encompasses the following elements:

  . Emphasize Resource Management. The Registry believes that its ability to provide the highest quality, most professional IT consultants is critical to its success. The Registry's Delivery Management System is designed to effectively identify, qualify, place and retain IT consultants. Most of The Registry's Resource Managers recruit in one of five specific technology sectors, enabling The Registry to more effectively match the skills of its IT consultants with the needs of its clients. To attract and retain IT consultants, The Registry offers them a comprehensive benefits package and actively re-markets them before their engagement ends.

  . Focus on Application Development and Software Engineering. Many of The Registry's clients are leaders in adopting emerging computing technologies. The Registry provides IT consultants for application development and software engineering in areas such as networking and communications, migration from legacy systems, workgroup/desktop applications, database design and development and Internet. In addition to differentiating The Registry's service offerings from those of other IT service providers, this focus on application development and software engineering provides The Registry an opportunity to enhance margins by moving away from the commodity pricing more typical for IT consultants providing routine operations and maintenance services while enabling its IT consultants the opportunity to work on challenging projects.

  . Build Client Relationships. The Registry seeks long-term relationships as a primary IT service provider for companies which have complex IT operations and for which IT development is a strategic tool. The Registry believes that this relationship-oriented approach results in greater client satisfaction and reduces business development expense. By helping its clients assess their future staffing needs in their IT planning process, The Registry is better able to anticipate opportunities to provide additional services.

  . Maintain and Expand National Presence. The Registry believes that larger organizations with multiple locations prefer to deal with IT service providers that can provide consistent and high quality services on a nationwide basis. The Registry has focused from its inception on establishing a nationwide presence to take advantage of the enhanced delivery capabilities resulting from a nationwide resource pool as well as to focus on and serve national accounts. The Registry has offices across the country allowing national coverage for larger accounts and mobility for IT consultants. In the future, The Registry's decision to establish a new office or make an acquisition will be influenced, in part, by the extent to which establishing a new office or making an acquisition can help increase The Registry's national presence and assist in serving national accounts.

 Renaissance

  Renaissance's goal is to be a leading provider of management consulting and client/server systems integration services to corporations seeking major performance improvements. Renaissance is pursuing the following strategies to achieve this goal.

  . Employ a Multidisciplinary Approach. Renaissance believes that a key factor differentiating its service offerings is the combination of its expertise in management consulting and client/server systems integration. Renaissance believes that by bridging management consulting and systems integration capabilities it can help its customers effectively use technology to satisfy their strategic objectives.

  . Provide Tailored Solutions Using Proprietary Methodologies and Reusable Software Components. Renaissance is investing in proprietary methodologies and reusable software components for all of its service offerings. Although Renaissance individually tailors solutions for each customer, it leverages its capabilities through the use of these proprietary methodologies and software components in order to take full advantage of its best practice and case experiences. Renaissance believes that this approach reduces development time and project costs, enhances project quality, permits rapid expansion of Renaissance's professional staff and differentiates its services from those of its competitors.

  .  Emphasize Cross-Selling Activities and Coordinated Account
     Development. Renaissance believes a key element of growth is the coordinated development of existing and new accounts. Renaissance focuses its marketing and business development activities on targeted new clients, improving services to existing clients and actively cross-selling its service offerings to extend the life of existing client relationships.

  . Broaden Customer Base Through Targeted Industry Marketing, Geographic Expansion and Alliances. Renaissance plans to continue to expand its marketing initiatives and capabilities. Renaissance is expanding its professional staff through the addition of personnel with consulting expertise in targeted industry sectors and is increasing its sector-specific customer marketing efforts and practice initiatives, including publications and executive seminars. Renaissance is also seeking marketing alliances with consulting and technology providers who offer products or services that complement its service offerings.

  . Diversify Service Offerings and Markets Through Internal Development and Acquisitions of Complementary Businesses. Renaissance's strategy includes the development and marketing of an integrated portfolio of service offerings that address the needs of senior executives in various industry sectors. Renaissance seeks to implement this goal through a combination of innovative internal development and strategic acquisitions designed to expand its service offerings and targeted markets.

GROWTH STRATEGY

  The Company believes that a balance of internal growth and selective acquisitions will best position The Registry to capitalize on opportunities in the integrated consulting services marketplace. The Company's growth strategy consists of the following primary components:

  . Acquire Complementary Businesses. The Registry expects to continue to seek to acquire companies, both nationally and internationally, in the business and IT consulting services industries to facilitate its expansion into new geographic areas or to acquire businesses that offer complementary services. Since the fiscal year end, The Registry has acquired four companies focusing on the management and strategic consulting areas of the IT industry. These acquisitions complement The Registry's network of professional services branches providing an integrated consulting organization to address the complex IT needs of its clients.

  . Develop New Service Offerings. The Registry intends to continue its practice of developing and acquiring complementary services, such as the Enhanced Technical Communications Practice (formerly known as the Documentation Services Practice), the Help Desk Practice, and the Application Development Practice. These services can then be expanded on a national level after their viability and profitability is demonstrated at a local level.

  . Concentrate on Existing Branch Development. The Registry believes that there are substantial opportunities for increasing revenue in existing branches, many of which have been open for less than five years. The Registry's strategy is to increase sales to existing clients by broadening the range of professional IT services available to them. As a result of its involvement in the IT planning process of many of its clients, The Registry is often afforded an opportunity to anticipate clients' needs for additional IT consultants and services.

  . Expand National Accounts. The Registry is currently focusing on national account development and has identified certain systems integrators, computer manufacturers and telecommunications firms as potential national accounts. These accounts present an array of unique operational challenges, such as coordinating service delivery across divisional lines and providing centralized invoicing. The Registry believes that its national presence and national resource management capabilities will enable it to meet these challenges.

  . Implement Satellite Branch Expansion. The Registry believes that opportunities exist for additional satellite expansion. From existing branch offices, The Registry has successfully developed satellite offices in certain regions. This method of developing opportunities in given geographic areas allows The Registry to expand its client and consultant base while leveraging existing infrastructure and reducing start-up costs. During fiscal 1997, The Registry opened an office in Tampa, Florida as a satellite office to its existing Ft. Lauderdale and Orlando offices. In the first quarter of fiscal 1998, The Registry expects to open an office in Bethesda, Maryland as a satellite to its McLean, Virginia office and a Las Colinas, Texas branch satellite office to its Dallas branch.

THE COMPANY'S SERVICES

  The Company offers integrated consulting services consisting of IT professional services, strategic and management consulting services and specialized practices.

 IT Professional Services

  The Registry provides IT professional services for application development and software engineering. The vast majority of The Registry's IT consultants work on a supplemental staffing basis to deliver IT implementation, integration and development services. The Registry's IT consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client.

  The Registry organizes its IT professional services in five sectors: workgroup/desktop; legacy systems; networks and communications; database design and development; and Internet.

  . Workgroup/Desktop. Workgroup/desktop engagements involve front-end graphical user interface (GUI) development, rapid application prototyping and development, object-oriented development; and workgroup application services.

  . Legacy Systems. Legacy system engagements address challenges in the migration of legacy applications to a client/server environment, large systems development and general legacy (primarily IBM and Digital VAX/VMS) support.

  . Networks and Communications. Networks and communications engagements generally involve distributed network design and implementation or optimization and connectivity services in both local area networks
     (LANs) and wide area networks (WANs).

  . Database Design and Development. Database design and development assignments involve design, development and implementation of relational database applications and systems.

  . Internet. Internet engagements include Web Page design, Internet security design issues and intranetworking systems development.

 Strategic and Management Consulting Services

  On July 31, 1997, the Company acquired Renaissance Solutions, Inc., a leading provider of management consulting and client/server systems integration services, serving primarily large corporations. With the merger of Renaissance and three additional acquisitions subsequent to year end, the Company has expanded its management and strategic consulting services providing customers with access, under a single corporate umbrella, to The Registry's and Renaissance's comprehensive expertise and services in strategy consulting, business solutions and technology implementation. In addition, the Company believes that the combination of The Registry and Renaissance will provide enhanced career opportunities to its employees and consultants, enabling the Company to continue to attract and retain the capable professionals in the consulting field. Management consulting engagements generally involve network strategy, systems architecture and implementation. The Company generally assumes responsibility for project outcome in such engagements.

  Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Renaissance's offerings fall into three categories, Strategic Services, Performance Solutions Services and Technology Services, all of which can incorporate both consulting services and technology implementation.

  Strategic Services consist primarily of management consulting services, and include Renaissance's Strategic Management Systems practice and its Strategy Development practice. The Strategic Management Systems practice is designed to assist senior executives in strategy implementation, and includes management consulting services using the "Balanced Scorecard" concept described in three Harvard Business Review articles and in the book The Balanced Scorecard, and the design, development and implementation of software-based executive information systems. Strategy Development involves working directly with executive level clients on industry analysis, strategy formulation and strategic planning for the development and implementation of intermediate and long-range competitive strategies.

  Performance Solutions Services consist primarily of consulting services designed to assist companies in the design and implementation of key business processes.

  Technology Services are provided by its Technology Services Group, and focus on the design, development and implementation of desktop applications using client/server architecture to support decision-making coordination, information sharing and skill development.

 Practices

  Network Systems Consulting Practice (NSCP). Based in New England and operating from locations in Hoboken, NJ, Chicago, IL, McLean, VA and San Francisco, CA, the Network Systems Consulting Practice ("NSCP") is staffed by 50 salaried employees as of June 28, 1997. The NSCP provides an extensive suite of management consulting services, addressing issues such as network strategy, systems architecture and implementation. Most projects are performed on a time and materials basis, with engagements generally lasting approximately two to three months. The clients of the NSCP include systems integrators, hardware manufacturers, telecommunications and pharmaceutical companies.

  Enhanced Technical Communications Practice (ETCP). In 1994, The Registry initiated its Enhanced Technical Communications Practice (formerly known as the Documentation Services Practice) in its Chicago branch office. The ETCP assists hardware and software vendors and other organizations in developing documentation, instruction and accompanying related materials associated with introducing new or upgrading existing products. As product development cycles continue to shorten, these services, including documentation needs analysis, design and development, project management, technical writing and graphic design and illustrations, are designed to help clients produce high-quality, cost-effective documentation under heightened scheduling constraints. In addition, the ETCP provides systems documentation and process consulting services to other organizations. As of June 28, 1997, the ETCP is composed of 44 professionals including project managers, technical writers, principal consultants, a quality manager and a practice manager, of whom approximately half are salaried employees and half are hourly IT consultants. Most projects are performed on a time and materials basis, with engagements generally lasting approximately three to four months.

  Help Desk Practice. The Registry is continuing to develop a Help Desk Practice to assist clients in identifying their help desk requirements and implementing and operating their help desk services. These services range from providing consulting services to providing a complete outsourcing solution for a client's help desk needs. On July 24, 1997, The Registry announced the opening of its new 150 seat Response Alliance Center in Atlanta, Georgia offering comprehensive IT support to a variety of new and existing clients. This center was formed in response to the growing demand for outsourced help desk support.

CLIENT BASE

  The Registry focuses its sales efforts primarily on organizations with complex IT needs and during fiscal 1997 provided IT consultants to approximately 1,000 clients. In the year ended June 28, 1997 approximately 32% of The Registry's revenue was derived from its top 10 customers, none of which accounted for more than 5% of revenue. The primary industries served by The Registry are financial services, manufacturing, communications, systems integration and pharmaceutical.

COMPETITION

  The market for IT professional services is intensely competitive on both local and national levels. The market is served by numerous IT professional services companies, many of which have greater financial, technical and other resources than The Registry. Some of these competitors have a nationwide presence equivalent to, or greater than, that of The Registry. Within any given market, The Registry and its competitors frequently compete for the same highly-skilled IT consultants and clients.

  The Registry competes for IT consultants with other IT professional services providers, outsourcing and consulting companies, systems integrators, temporary personnel agencies and client companies. IT consultants, including those who work with The Registry, often seek assignments from more than one staffing company. Primary competitive factors for recruiting and retaining such professionals include: compensation, including timeliness of payment; availability of benefits; consistent flow of high quality, varied assignments; schedule flexibility; and an understanding of consultant skills and work preferences.

  The Registry competes for clients with other IT professional services providers, outsourcing and consulting companies, systems integrators and, to a lesser extent, temporary personnel agencies. The Registry considers large organizations with complex IT needs to be among its prime clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain IT professional services companies as approved providers of IT professional services. Primary competitive factors for obtaining and retaining clients include: careful matching of consultant skills with the client's requirements; selectivity in referral of consultant candidates; nationwide presence; consultant technical expertise; price of services; monitoring of client satisfaction during and after a placement; and general responsiveness to client needs.

  The management consulting and client/server systems integration markets (which include the markets for Renaissance's strategic, performance innovation and technology solutions services) are comprised of a large number of participants, are subject to rapid change and are highly competitive. Primary competitors include general management consulting firms and the consulting practices of the "Big Six" accounting firms; systems consulting and integration firms; and the professional service groups of computer equipment companies. In addition, customers may elect to increase their internal strategic planning and information systems resources to satisfy their needs for strategic and performance innovation solutions.

  Many participants in the management consulting and client/server systems integration markets have significantly greater financial, technical and marketing resources, greater name recognition and generate greater consulting and systems integration revenues than does the Company. In addition, the management consulting and client/server systems integration markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. The Company believes that the strong linkage between its management consulting services and client/server systems integration capabilities distinguishes it from its competitors.

  Although The Registry believes that it competes favorably both in recruiting management and IT consultants and obtaining clients, there is no assurance that it will continue to be successful in doing so.

EMPLOYEES

  As of June 28, 1997, The Registry had 1,416 employees, of which 819 were staff IT consultants, 171 were Resource Managers, 136 were Account Managers, 76 were either Branch, Regional or corporate managers and 214 served in various administrative, corporate support and accounting capacities. On that date, there were also more than 3,100 IT consultants (including the 819 staff IT consultants) working on full-time assignments for The Registry's clients. The Registry is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

  Approximately 83.6% of The Registry's IT consultants during fiscal 1997 were treated as employees of The Registry for federal and state tax purposes. For such employees, The Registry pays social security taxes (FICA), federal and state unemployment taxes and workers' compensation insurance premiums. The remainder of the IT consultants worked for The Registry on a subcontract basis, and The Registry is not responsible for such taxes under these arrangements. The Registry believes that such arrangements meet the requirements of applicable law.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of The Registry are as follows:

      NAME                  AGE                    POSITION
      ----                  ---                    --------
G. Drew Conway.............  40 President, Chief Executive Officer and Director
Robert E. Foley............  48 Chief Financial Officer and Treasurer
David Lubin................  47 Managing Director, Renaissance Solutions, Inc.
Richard L. Bugley..........  53 General Counsel

  Mr. Conway is the founder of The Registry, and has served as President, Chief Executive Officer and Director of The Registry since its incorporation in May 1986 and as Treasurer from such date until March 1996. From 1983 until 1986, Mr. Conway was a founder and principal of The Experts, a technical staffing company. Mr. Conway previously served as an Account Manager with EDP Temps, a technical staffing company.

  Mr. Foley has served as Chief Financial Officer since joining The Registry in July 1990 and as Treasurer since March 1996. Mr. Foley has more than 22 years of experience in finance and accounting and has served as an Adjunct Professor of Finance at Northeastern University.

  Mr. Lubin is a founder of Renaissance and served as Treasurer and a director of Renaissance since its inception in March 1992 and as its Co-Chairman since December 1993. From December 1981 to December 1991 Mr. Lubin served as Vice President and Co-Chairman of Spectrum Interactive, Inc., a multimedia technology development company.

  Mr. Bugley has served as General Counsel of The Registry since May, 1996. From September, 1993 until May, 1996 he was General Counsel and Secretary of Banyan Systems, Inc., a manufacturer and supplier of network operating systems and services. From September, 1992 until May, 1993 he was Vice President and General Counsel of Loyalty Management Group, Inc., a consumer marketing company. From August 1989 to September, 1992, Mr. Bugley was General Counsel of IDEAssociates, Inc., a manufacturer and supplier of computer terminals, networking products and computer services. From September 1983 until August 1989, he was employed by Apollo Computer, Inc., a manufacturer of computer workstations as Senior Counsel and subsequently Associate General Counsel. Mr. Bugley has been a member of the Massachusetts Bar since 1979.

  Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of The Registry.

ITEM 2. PROPERTIES

  The Registry's executive offices are located in Newton, Massachusetts, in approximately 28,000 square feet of leased office space, under leases that expire on September 30, 2010, from the 189 Wells Avenue Realty Trust (the "Realty Trust"), of which G. Drew Conway is the sole beneficiary and an executive officer of the Company is the sole trustee. See Note 9 to Item 6 "Selected Consolidated Financial Data," and Note 15 to Consolidated Financial Statements. Renaissance's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 40,000 square feet of leased space in Lincoln, Massachusetts. Renaissance occupies these premises under a lease expiring in August 1999.

  The Company also maintains offices and leases office space in the various locations in which it maintains branch offices. The Registry believes that its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

  On April 21, 1995, Ralph Kirkley Associates, Inc. ("Kirkley"), an IT services provider, filed suit against The Registry in the District Court of Travis County, Texas, 353rd Judicial District, alleging that The Registry breached a mixed oral and written contract with Kirkley to enter into an agreement to purchase substantially all of the assets comprising Kirkley's business. Kirkley's complaint seeks a declaratory judgment that a valid contract existed between Kirkley and The Registry to enter into a purchase and sale agreement for Kirkley's assets, as well as actual damages of not less than $500,000, recovery of lost profits, exemplary damages of three times all actual damages awarded and attorney's fees and costs. The Registry has filed a general denial of Kirkley's complaint and a counterclaim seeking return of the $100,000 deposit paid to Kirkley's escrow agent and other legal and equitable relief. No further actions have been taken with respect to this suit. On May 31, 1995, Kirkley filed a voluntary petition for bankruptcy under Chapter 11 in the United States Bankruptcy Court for the Western District of Texas. Decision Consultants, Inc. ("DCI") filed a Chapter 11 Plan of Reorganization dated May 12, 1997 providing for the purchase by DCI of Kirkley for approximately two million dollars ($2,000,000) in cash, subject to certain terms and conditions. Such Plan was approved by the United States Bankruptcy Court for the Western District of Texas, Austin Division on July 1, 1997. In the event DCI, Kirkley or the trustee in bankruptcy proceeds with the case, The Registry intends to defend vigorously. The Registry does not believe that the resolution of this matter will have a material adverse effect on its business, financial condition or results of operations.

  From time to time, The Registry is involved in litigation relating to claims arising out of its operations in the normal course of business. The Registry believes that it is not currently involved in any legal proceedings the resolution of which, individually or in the aggregate, would have a material adverse effect on The Registry's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Registry's common stock is traded on the Nasdaq National Market under the symbol "REGI". The following table sets forth the high and low sales prices of The Registry's common stock for the periods indicated:

                                                                 HIGH    LOW
                                                                ------- ------
   FISCAL 1996
   June 5, 1996 through June 29, 1996.......................... $ 36.75 $17.00*
   FISCAL 1997
     First Quarter............................................. $ 34.25 $24.50
     Second Quarter............................................ $ 53.25 $34.50
     Third Quarter............................................. $ 49.75 $35.50
     Fourth Quarter............................................ $ 57.00 $34.75
   FISCAL 1998
     First Quarter through September 25, 1997.................. $54.375 $39.125

--------
*  Initial offering price

  The stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of The Registry's common stock.

HOLDERS OF RECORD

  On September 25, 1997, there were approximately 99 holders of record of The Registry's common stock.

DIVIDENDS

  America's Registry, Inc., a wholly-owned subsidiary of The Registry ("America's Registry") paid cash dividends in the approximate aggregate amount of $862,000 to Mr. Conway in December 1995, of which amount $645,000 was immediately used to repay certain indebtedness of Mr. Conway to the Company. Shamrock Computer Resources, Ltd. ("SCR"), which was an S corporation prior to its acquisition by The Registry, paid cash dividends of approximately $1.4 million in fiscal 1996 and $515,000 in fiscal 1997 to its former stockholders. In fiscal 1997, $25,000 was distributed from the Realty Trust to the President and Chief Executive Officer of The Registry.

  The Registry currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, The Registry's revolving line of credit with BNY Financial Corporation prohibits the payment of dividends without consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following table contains certain selected consolidated financial data and is derived from the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Consolidated Balance Sheet Data at June 24, 1995, June 29, 1996 and June 28, 1997 and the Consolidated Statement of Income Data for the years ended May 31, 1994, June 24, 1995, June 29, 1996 and June 28, 1997 has been derived from the Consolidated Financial Statements of The Registry that have been audited by Price Waterhouse LLP, independent accountants, except as to the financial statements of Application Resources, Inc. ("ARI") and SCR as of and for the years ended December 31, 1994 and 1995, that have been audited by other independent accountants. The Consolidated Balance Sheet Data as of May 31, 1993 and 1994 and the Consolidated Statement of Income Data for the year ended May 31, 1993 has been derived from The Registry's audited Consolidated Financial Statements, together with the unaudited financial statements of SCR as of and for the year ended December 31, 1993. The Selected Consolidated Financial Data does not include any amounts related to the results of operations or financial position of Renaissance. See Note 18 to Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and The Registry's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                              MAY 31,
                          ----------------    JUNE 24,        JUNE 29,         JUNE 28,
                          1993(1)  1994(1)  1995(1)(2)(3) 1996(1)(3)(9)(10) 1997(1)(3)(10)
                          -------  -------  ------------- ----------------- --------------
STATEMENT OF INCOME DA-
 TA:
Revenue.................  $47,890  $82,376    $153,985        $216,878         $324,766
Cost of revenue.........   36,770   63,100     114,641         158,742          235,869
                          -------  -------    --------        --------         --------
Gross profit............   11,120   19,276      39,344          58,136           88,897
Selling, general and
 administrative
 expenses...............    9,659   16,933      33,544          46,144           69,972(4)
                          -------  -------    --------        --------         --------
Income from operations..    1,461    2,343       5,800          11,992           18,925
Interest and other
 income (expense), net..     (290)    (452)     (1,133)         (2,233)           1,602(5)
                          -------  -------    --------        --------         --------
Income before taxes.....    1,171    1,891       4,667           9,759           20,527
Provision for income
 taxes..................      281      473         875           3,127            9,627
                          -------  -------    --------        --------         --------
Net income..............  $   890  $ 1,418    $  3,792        $  6,632         $ 10,900
                          =======  =======    ========        ========         ========
Distributions to
 stockholder (6)........  $   206  $   530    $    696        $  2,958         $    540
                          =======  =======    ========        ========         ========
Income before taxes.....  $ 1,171  $ 1,891    $  4,667        $  9,759         $ 20,527
Pro forma provision for
 income taxes (7).......      593      889       2,014           4,222           10,555
                          -------  -------    --------        --------         --------
Pro forma net income
 (7)....................  $   578  $ 1,002    $  2,653        $  5,537         $  9,972
                          =======  =======    ========        ========         ========
Pro forma net income per
 share (7)..............                      $   0.24        $   0.50         $   0.71
                                              ========        ========         ========
Weighted average common
 and common equivalent
 shares outstanding
 (8)....................                        10,968          11,083           14,143
                                              ========        ========         ========
BALANCE SHEET DATA:
Cash and cash
 equivalents............  $   109  $ 1,283    $  1,804        $ 13,707         $  5,933
Working capital.........      677    3,213       5,006          39,723           81,698
Total assets............   10,833   23,188      39,278          65,190          131,836
Total debt..............    6,147    9,424      20,736           4,958            4,254
Stockholders' equity....    2,424    5,669       8,302          44,389          106,822

--------
(1) Upon consummation of the acquisitions of ARI and SCR, ARI and SCR's December 31 year ends were conformed to The Registry's last Saturday in June year end for fiscal 1996. The Statement of Income and Balance Sheet Data above gives effect to the acquisitions by combining the results of operations and financial position of The Registry as of and for the year ended June 29, 1996 and June 28, 1997 with the results of operations and financial position of ARI and SCR as of and for the same periods. The Statement of Income and Balance Sheet Data also gives effect to the acquisitions by combining the results of operations and financial position of The Registry as of and for the years ended May 31, 1993, May 31, 1994 and June 24, 1995 with the results of operations of ARI as of and for the three months ended December 31, 1994 and the year ended December 31, 1995, and with the results of operations and financial position of SCR as of and for the years ended December 31, 1993, December 31, 1994 and December 31, 1995, respectively, on a pooling-of-interests basis. ARI commenced operations as a separate entity on October 1, 1994.
(2) The Registry changed its fiscal year end from May 31 to the last Saturday in June, effective with the fiscal year ended June 24, 1995. Accordingly, the June 1994 results are not included in the data presented above. See
    Note 2 to Consolidated Financial Statements.
(3) Statement of Income Data for the years ended June 24, 1995, June 29, 1996 and June 28, 1997 are for 52, 53 and 52 weeks, respectively.

(4) In November 1996, The Registry completed the acquisitions of ARI and SCR, each of which has been accounted for as a pooling-of-interests. Transaction and other related costs have been expensed as incurred and totaled approximately $4.7 million in the year ended June 28, 1997.
(5) In August 1996, ARI received a settlement of $1.6 million from its insurance company for payment of defense costs and related expenses associated with certain litigation. This amount, less related expenses, has been included in interest and other income (expense), net, in the Statement of Income Data above.
(6) For the year ended June 29, 1996 includes $649,000 distributed by the Realty Trust to Mr. Conway upon refinancing of the Realty Trust's mortgage. See Note 9 below. For the year ended June 29, 1996, also includes $861,500 distributed to Mr. Conway in respect of the common stock of America's Registry. For the years ended May 31, 1993, May 31, 1994, June 24, 1995, June 29, 1996 and June 28, 1997, respectively, also includes $156,000, $530,000, $696,000, $1,447,000 and $515,000 in
    distributions from SCR to its former stockholders.
(7) On January 1, 1996, pursuant to a plan and agreement of merger entered into among The Registry, America's Registry and The Registry Newco, Inc., a wholly-owned subsidiary of The Registry, The Registry Newco, Inc. merged with and into America's Registry (the "Reorganization"). In addition, effective November 26, 1996, the S corporation status of SCR was terminated in connection with the acquisition of SCR by The Registry. The pro forma data have been computed as if America's Registry and SCR, which were S corporations for federal and state income tax purposes since inception of their operations, were subject to federal and state corporate income taxes since inception based on the statutory tax rates and the tax laws then in effect. See Notes 2, 9 and 16 to Consolidated Financial Statements.
(8) Weighted average common and common equivalent shares outstanding consist of the weighted average number of shares of Common Stock outstanding, after giving effect to the Reorganization, Common Stock which may be issuable upon exercise of outstanding stock options using the treasury stock method and Common Stock issuable upon conversion of shares of preferred stock. For the year ended June 24, 1995 weighted average common and common equivalent shares also include 397,588 shares related to the dilution attributable to options granted in the twelve months prior to the closing of The Registry's initial public offering in June 1996 using the treasury stock method.
(9) In conjunction with the renegotiation of The Registry's lease with the Realty Trust, the accounts of the Realty Trust have been consolidated with those of The Registry, commencing September 19, 1995. See Note 15 to Consolidated Financial Statements.
(10) The Registry completed its initial public offering on June 10, 1996, selling 2,230,000 shares of Common Stock and receiving net proceeds of $34.5 million. The Registry used a portion of the proceeds to repay all outstanding indebtedness under The Registry's credit facility and certain term loans. The Registry completed a follow-on public offering on February 26, 1997, selling 1,234,166 shares of Registry Common Stock and receiving net proceeds of $48.3 million. The Registry used a portion of the proceeds from this offering to repay all outstanding indebtedness under The Registry's credit facility. See Note 10 to Consolidated Financial Statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Registry, Inc. provides information technology (IT) consultants on a contract basis to organizations with complex IT operations. The Registry's revenue is principally derived from supplemental IT staffing services and, to a lesser extent, from management consulting services provided through its specialized practices. The Registry's IT consultants, billed primarily on an hourly basis, typically work on engagements lasting from six to twelve months under the direction of the client. The Registry has grown from six offices and $19.4 million of revenue in fiscal 1991 to 37 offices and $324.8 million of revenue in fiscal 1997.

  Revenue growth is derived primarily from increases in the number of IT consultants placed with existing clients and the addition of new clients. In recent years, The Registry has also been able to increase the average billing rates for its IT consultants as economic conditions have improved and the demand for skilled and experienced professionals has increased. Revenue is recognized as services are provided and clients are billed on a weekly or monthly basis. In fiscal 1997, approximately 32% of The Registry's revenue was derived from its top 10 clients, with no client accounting for more than 5%.

  At June 28, 1997, salaried IT consultants comprised 26% of the total number of IT consultants employed by The Registry, a significant increase over fiscal 1996. The gross profit margins achieved by salaried IT consultants are generally higher than those experienced by hourly IT consultants, however gross margins are subject to greater variability from period to period as The Registry continues to pay its salaried IT consultants during periods in which they are not working on projects and generating revenue.

  Because The Registry only derives revenue when its consultants are actually working, its operating results are adversely affected when client facilities are closed due to holidays or inclement weather. In particular, The Registry experiences a certain amount of seasonality in its second fiscal quarter because of the number of holidays falling in such quarter. In addition, The Registry generally experiences lower operating margins in its third fiscal quarter due in part to the timing of unemployment tax accruals.

  Beginning in fiscal 1996, The Registry implemented tighter cost controls and a compensation program based on operating profitability rather than revenue growth. Further, The Registry has sought to improve profitability by increasing the number of full-time, salaried staff consultants, who generally produce higher margins than The Registry's hourly IT consultants. Apart from its core IT professional services and in response to market opportunities, The Registry has introduced additional service offerings, including the Network Systems Consulting Practice (NSCP), the Enhanced Technical Communications Practice and the Help Desk Practice. In November 1996, The Registry acquired Sterling Information Group, Inc. which forms the basis for The Registry's Application Development Practice. Since June 28, 1997, The Registry has completed an additional four acquisitions expanding The Registry's service offerings to include management and strategic consulting services. See Subsequent Events--Acquisitions.

  Through December 31, 1995, America's Registry, and through November 26, 1996, SCR, were S corporations for federal and state income tax purposes and, accordingly, was not subject to corporate income taxes. As a result, The Registry believes that direct comparisons of historical provisions for income taxes are not meaningful.

  In conjunction with the renegotiation of The Registry's leases with the Realty Trust, the accounts of the Realty Trust have been consolidated with those of The Registry, commencing September 19, 1995. The effect of this consolidation was to increase fixed assets by approximately $1.7 million and long-term debt by approximately $2.1 million at June 28, 1997. The consolidation of the Realty Trust did not have a significant effect on The Registry's results of operations, nor is it expected to have a significant effect in the future. See Note 15 to Consolidated Financial Statements.

RECENT ACQUISITIONS

  During fiscal 1997, The Registry completed seven acquisitions. Six of the acquired companies--Morris Information Systems, Inc. ("MIS"), based in Houston, Texas; Sun-Tek Consultants, Inc. ("Sun-Tek"), based in Orlando, Florida; Application Resources, Inc., based in San Francisco, California; Shamrock Computer Resources, Ltd., based in Bloomington, Minnesota; James Duncan & Associates ("JDA"), based in Royal Tunbridge Wells, England; and Connexus Consulting Group, Inc. ("Connexus"), based in Andover, Massachusetts--provide information technology or management consulting services similar to those of The Registry. One of the acquisitions--Sterling Information Group, Inc. ("Sterling"), based in Austin, Texas--is an independent provider of outsourced software application development services.

  The ARI and SCR acquisitions, in which an aggregate of 2,350,774 shares of Registry Common Stock were issued, and $2.0 million in cash was used to repurchase shares of capital stock from a stockholder of SCR who exercised dissenter's rights, have been accounted for as poolings-of-interests. Accordingly, The Registry's financial statements have been restated to reflect those acquisitions on a historical basis. In connection with these transactions, The Registry incurred transaction and integration costs of $4.7 million during the fiscal year ended June 28, 1997.

  In connection with the MIS, Sun-Tek, Sterling, JDA and Connexus acquisitions, The Registry paid an aggregate of $16.8 million in cash, issued 2,736 shares of Registry Common Stock and agreed to pay $129,000 in deferred consideration. In addition, The Registry may become obligated to pay up to $1.2 million in contingent cash consideration. These acquisitions have been accounted for as purchases and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in The Registry's results from the respective dates of acquisition.

FISCAL YEARS ENDED JUNE 28, 1997 AND JUNE 29, 1996

  Revenue. Revenue increased 49.7% to $324.8 million for fiscal 1997 from $216.9 million in fiscal 1996. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by The Registry's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices, the continued maturation of newer branch offices, and the addition of new branches resulting from acquisitions accounted for as purchases completed during the year resulting in a greater number of IT consultants placed with The Registry's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for The Registry's IT consultants.

  Gross Profit. Gross profit increased 52.9% to $88.9 million for fiscal 1997 from $58.1 million for fiscal 1996. As a percentage of revenue, gross profit increased to 27.4% in fiscal 1997 compared to 26.8% for the comparable prior period. This increase was attributable primarily to increases in the number of relatively higher margin projects and specialized practice engagements and the increased utilization of the salaried consultants as compared with the prior period. This increase was mitigated slightly by the addition of the relatively lower margin sales of The Registry's European subsidiary, James Duncan and Associates, acquired at the end of the second quarter of fiscal 1997.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 41.4% to $65.2 million, excluding one-time acquisition-related expenses of $4.7 million for fiscal 1997 from $46.1 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 20.1% for the period, excluding these one-time charges, compared to 21.3% for the comparable prior period. This decrease was attributable primarily to the growth in revenue during a period in which, other than through acquisition, there was limited branch expansion.

  Interest and Other Income(Expense), Net. Interest and other income (expense), net, changed by $3.8 million to $1.6 million of income in fiscal 1997 from $2.2 million of expense in the comparable prior period. This increase is attributable to the receipt by ARI of approximately $1.5 million in net proceeds from the settlement of certain litigation during fiscal 1997. In addition, amounts outstanding under The Registry's line of credit were reduced upon receipt of the proceeds from The Registry's initial public offering in June of 1996 and from its offering in February 1997. During 1996, The Registry incurred interest expense on amounts outstanding under The Registry's line of credit and other debt facilities.

FISCAL YEARS ENDED JUNE 29, 1996 AND JUNE 24, 1995

  Revenue. Revenue increased 40.8% to $216.9 million for fiscal 1996 from $154.0 million in fiscal 1995. This increase was attributable primarily to an increase in revenue from professional services and to a lesser extent from additional service offerings provided by The Registry's practices. The increase in revenue from professional services was primarily due to the growth in sales within existing offices and the continued maturation of newer branch offices resulting in a greater number of IT consultants placed with The Registry's clients during the period. To a lesser extent, the increase in revenue resulted from an increase in average hourly billing rates charged for The Registry's IT consultants.

  Gross Profit. Gross profit increased 47.8% to $58.1 million for fiscal 1996 from $39.3 million for fiscal 1995. As a percentage of revenue, gross profit increased to 26.8% in fiscal 1996 compared to 25.6% for the comparable prior period. This increase was attributable primarily to a higher average hourly billing rate charged for The Registry's IT consultants during this period. In addition, the increase in gross profit as a percentage of revenue was favorably impacted by the increased utilization of staff IT consultants and by the growth in relatively higher margin new service offerings.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 37.6% to $46.1 million for fiscal 1996 from $33.5 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 21.3% for the period compared to 21.8% for the comparable prior period. This decrease was attributable primarily to the growth in revenue during a period in which there was limited expansion into new markets. This decrease was offset in part by additional investment in both corporate and branch staff at SCR and ARI.

  Interest and Other Income (Expense), Net. Interest and other income (expense), net, increased to $(2.2) million during fiscal 1996 as compared to $(1.1) million in the comparable prior period. This change was attributable primarily to the increased borrowings under The Registry's line of credit resulting from the increase in working capital requirements associated with The Registry's sales growth.

QUARTERLY RESULTS

  The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ending with the quarter ended June 28, 1997, in thousands of dollars and as a percentage of revenue. This data has been prepared on the same basis as the audited financial statements and in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented, when read in conjunction with The Registry's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                               THREE MONTHS ENDED
                          ---------------------------------------------------------------------------------------------
                          SEPT. 1995 DEC. 1995 MARCH 1996(1) JUNE 1996 SEPT. 1996 DEC. 1996(2)(3) MARCH  1997 JUNE 1997
                          ---------- --------- ------------- --------- ---------- --------------- ----------- ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME
 DATA:
Revenue.................   $46,341    $48,191     $57,296     $65,050   $69,429       $75,091       $86,518    $93,728
Gross profit............    12,019     13,119      15,256      17,742    19,083        20,995        23,289     25,530
Income from operations..     2,560      2,598       2,910       3,924     4,739           576         6,399      7,211
Net income (loss).......     1,717      1,858         979       2,078     3,882        (1,207)        3,639      4,586
Pro forma net income
 (loss).................     1,166      1,222       1,340       1,809     3,521        (1,774)        3,639      4,586
Pro forma net income
 (loss) per share.......   $  0.11    $  0.11     $  0.12     $  0.16   $  0.26       $ (0.14)      $  0.26    $  0.30
AS A PERCENTAGE OF
 REVENUE:
Revenue.................     100.0%     100.0%      100.0%      100.0%    100.0%       100.0 %        100.0%     100.0%
Gross profit............      25.9%      27.2%       26.6%       27.3%     27.5%        28.0 %         26.9%      27.2%
Income from operations..       5.5%       5.4%        5.1%        6.0%      6.8%         0.8 %          7.4%       7.7%
Net income (loss).......       3.7%       3.9%        1.7%        3.2%      5.6%        (1.6)%          4.2%       4.9%
Pro forma net income
 (loss).................       2.5%       2.5%        2.3%        2.8%      5.1%        (2.4)%          4.2%       4.9%

--------
(1) Includes a $642,000 charge associated with the conversion of America's Registry from an S corporation to a C corporation. See Note 9 to Consolidated Financial Statements.
(2) In November 1996, The Registry completed the acquisitions of ARI and SCR, each of which has been accounted for as a pooling-of-interests. Transaction and integration costs have been expensed as incurred and totaled $4.9 million in the quarter.
(3) Includes a $403,000 credit associated with the conversion of SCR from an S corporation to a C corporation. See Note 9 to Consolidated Financial Statements.

  The above quarterly data reflects the results of operations for 13 weeks, except for the September 1995 quarter which includes 14 weeks. The March 1996 and 1997 revenue reflects in some part the seasonality of the business and the impact of the additional employment taxes on profitability.

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. The Registry also experiences a lower operating profit margin in its third fiscal quarter, the January to March quarter, in part as a result of higher unemployment tax accruals and, to a lesser extent, FICA taxes which are expensed as incurred. During this quarter, the unemployment tax, which is based on the first $7,000-$20,000 of wages for each employee, depending on the state, is significantly higher than other quarters.

LIQUIDITY AND CAPITAL RESOURCES

  On February 26, 1997, The Registry completed a public offering in which it sold 1,234,166 shares of Registry Common Stock. The Registry received $48.3 million from the sale of the shares, net of the underwriting discount and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under The Registry's credit facility, approximately $18.2 million. Approximately $2.5 million was used to finance the upgrade of The Registry's IT infrastructure. The Registry intends to use the remaining net proceeds for working capital and general corporate purposes. A portion of the net proceeds may also be used for acquisitions of businesses that are complementary to that of The Registry.

  As of February 29, 1996, The Registry entered into a $25 million revolving advance facility with BNY Financial Corporation (the "Line of Credit"). This facility allows The Registry to borrow the lesser of $25 million or 85% of eligible receivables. The Line of Credit is secured by all of The Registry's assets and contains certain restrictive covenants, including limitations on amounts of loans The Registry may extend to officers and employees, the incurrence of additional debt and the payment of dividends on The Registry's common or preferred stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. The Registry was on June 28, 1997 and is currently in compliance with these financial covenants.

  As of June 28, 1997, there was no amount outstanding under the Line of Credit with availability of $25 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at The Registry's option. In addition to cash and cash equivalents, at June 28, 1997, The Registry had invested $17.8 million in various municipal and federal bonds bearing interest at a weighted average rate of 4.65%.

  In June 1997, The Registry entered into a line of credit agreement with a foreign bank to provide an overdraft facility of 1,400,000 British Sterling to the James Duncan subsidiary. This facility matures on January 31, 1998 and is secured by a $2,000,000 standby letter of credit from a U.S. bank. There is $1,485,000 drawn on this facility as of June 28, 1997.

  The Registry had negative cash flows from operations of $13.8 million for the fiscal year ended June 28, 1997. The negative operating cash flows during this period reflected a $27.6 million increase in net accounts receivable during the period. This increase was attributable primarily to increased revenues, however, The Registry also experienced a shift in certain clients' invoicing requirements resulting in additional clients being invoiced on a monthly basis as opposed to their previous weekly basis. The Registry's operating cash flows and working capital requirements are significantly affected by the timing of the payment of payroll and the receipt of payment from the customer. The Registry pays its employees on either a weekly or bi-weekly basis. Additionally, cash flows from operations were impacted by fluctuations in accrual and payable balances between the periods and changes in deferred taxes in the period.

  The Registry had negative cash flows from investing activities of $41.2 million for the fiscal year ended June 28, 1997. The primary use of cash for investing activities in the fiscal year was $16.5 million for acquisitions completed in this period and the investment of $17.8 million in marketable securities in the last four months of the period related to the receipt of proceeds from The Registry Common Stock offering. Capital expenditures totaled $5.2 million for the fiscal year and were related primarily to the upgrade of The Registry's IT infrastructure.

  The Registry had cash provided by financing activities of $47.2 million for the fiscal year ended June 28, 1997. Historically, The Registry has funded its capital requirements with borrowings against its Line of Credit and term loans with a leasing company. In June 1996, The Registry completed its initial public offering for the sale of 2,230,000 shares of Registry Common Stock from which it received $34.5 million in proceeds, net of the underwriting discounts and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under The Registry's Line of Credit and certain term loans. In February, 1997, The Registry completed a public offering for the sale of 1,234,166 shares of Registry Common Stock for which it received $48.3 million in proceeds, net of the underwriting discounts and expenses associated with the offering. In November of 1996, an additional $2.6 million in proceeds from the sale of ARI stock was received. Proceeds from these offerings were used to repay amounts outstanding under The Registry's line of credit and to fund acquisitions made and working capital requirements.

  The Registry anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Registry also anticipates making approximately $5.0 million in capital expenditures in the next twelve months principally to upgrade its computer system. In connection with certain of its acquisitions, The Registry may be obligated to make certain contingent payments during the next several years. The Registry does not believe that such payments would have a material impact on The Registry's liquidity, results of operations or capital requirements. The Registry's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Registry believes that the remaining proceeds from the February 1997 public offering, together with cash flow from operations and borrowings under the Line of Credit, will be sufficient to meet The Registry's presently anticipated working capital needs for at least the next 12 months.

  Foreign currency fluctuations and inflation did not have a significant impact on The Registry in fiscal 1997 or any other period presented.

SUBSEQUENT EVENTS--ACQUISITIONS

 Merger with Renaissance Solutions, Inc.

  On July 31, 1997, pursuant to an Agreement and plan of Merger dated May 19, 1997, The Registry, through a wholly-owned subsidiary, acquired Renaissance Solutions, Inc., a Delaware corporation. Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Pursuant to the agreement, each outstanding share of Renaissance capital stock was converted into the right to receive 0.80 shares of The Registry's common stock. The Registry also assumed outstanding options for the purchase of Renaissance common stock at the same conversion ratio. Immediately prior to the acquisition, there were 9,573,204 shares of Renaissance common stock and options to purchase 1,364,895 shares of Renaissance common stock outstanding.

  This transaction will be accounted for as a pooling-of-interests. Accordingly, beginning with the Company's financial results for the quarter ended September 27, 1997, the Company's financial statements will be restated to reflect this acquisition on a historical basis.

  Historically, Renaissance's fiscal year ended with the calendar year end and, accordingly, the results of operations for the year ended December 31, 1995 and December 31, 1996 will be combined with the results of operations for The Registry's fiscal years ended June 24, 1995 and June 29, 1996. In order to conform Renaissance's year end to TRI's fiscal year end, the consolidated statement of income for fiscal 1997 will include six months (July to December
1996) for Renaissance which will also be included in the consolidated statement of income for the fiscal year ended June 29, 1996. An adjustment will be made to retained earnings in fiscal 1997 to eliminate the duplication of net income of Renaissance for such six month period.

  No material adjustments to net assets or results of operations will be necessary to conform the accounting practices of Renaissance to those of The Registry. Certain reclassifications will be made to the financial statements of Renaissance to conform to The Registry's classifications.

  Renaissance has experienced significant growth over the past several years both organically and through acquisition. Renaissance's engagements are primarily fixed price in nature and are of generally higher risk than The Registry's time and materials business. The gross profit margins achieved on Renaissance engagements are generally higher than those experienced by The Registry due both to this increased risk and due to the fact that Renaissance's consultant staff are employed on a full-time basis as compared with The Registry's blend of contract and full time employees.

Renaissance's business is subject to greater variability in its gross profit margin from period to period as Renaissance must continue to pay its employees during periods which they are not working on projects and generating revenue.

  The Registry believes that, on a combined basis, it may be able to achieve a nominally higher gross profit and operating income percentage than it has historically reported, due to the addition of Renaissance, however, the Registry will incur a significant amount of expenses over fiscal 1998 to complete the integration of this merger. See Note 18 to Consolidated Financial Statements.

 McClain Group, Inc.

  On July 16, 1997, The Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of the McClain Group, Inc., a Virginia corporation ("McClain"), for $15.4 million in cash. McClain is an information technology management consulting firm based in Richmond, Virginia. McClain will enhance The Registry's IT consulting and project management services and will operate under Renaissance. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

 Technomics Consultants International, Inc.

  On July 25, 1997, Renaissance, through a wholly-owned subsidiary, acquired all of the outstanding stock of Technomics Consultants International Inc., an Illinois corporation ("Technomics"), for $2.0 million in cash and up to $5.2 million in contingent consideration. Technomics is a management consulting firm based in Chicago, Illinois with offices in London, England; Hong Kong; Bombay, India; Tokyo, Japan; Ho Chi Minh City, Vietnam; Shanghai, PRC and Singapore. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

 Eligibility Management Systems, Inc.

  On August 27, 1997, The Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of Eligibility Management Systems, Inc., a Florida corporation ("EMS"), for $17 million in cash, of which $15 million was payable at the time of closing and $2.0 million is payable over the next two years. An additional $4.0 million in consideration may be payable subject to certain earnout arrangements. EMS is a management consulting firm currently working on significant engagements located in Indianapolis, Indiana; Austin, Texas; Denver, Colorado; Olympia, Washington; and Sacramento and Los Angeles, California. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

RECENTLY ENACTED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by The Registry. Under

SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common equivalent shares, and other convertible securities outstanding. SFAS 128 is effective in The Registry's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had The Registry been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings per share:

                                      YEARS ENDED
            ----------------------------------------------------------------------------
            JUNE 24, 1995              JUNE 29, 1996                       JUNE 28, 1997
            -------------              -------------                       -------------
                $0.26                      $0.53                               $0.76

  Diluted earnings per share, computed under the provisions of SFAS 128, would not have differed materially from the pro forma net income per share amounts previously reported by The Registry. The adoption of SFAS 128 will have no effect on The Registry's financial position or cash flows.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting of comprehensive income in a company's full set of financial statements, and is effective for fiscal years beginning after December 15, 1997.

  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reported by an entity will disclose both net income and other comprehensive income. Classifications within other comprehensive income could include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 will affect The Registry's reporting of unrealized gains and losses on marketable securities, as well as the reporting of translation adjustments resulting from certain investments in foreign subsidiaries. Such disclosures of comprehensive income will be in addition to existing reporting of net income. The Registry will adopt this statement as required.

  In June 1997, the FASB issues Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented.

  SFAS 131 requires that companies disclose information about operating segments in annual and interim financial statements. SFAS 131 utilizes the "management approach" in determining what constitutes an operating segment. An operating segment is defined in SFAS 131 as a business component:

  . which engages in business activities from which it may earn revenues and incur expenses;

  . whose operating results are regularly reviewed by a chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

  .  for which discrete financial information is available.

  SFAS 131 requires that a Company disclose information about operating segments that meet any of the following thresholds:

  . its reported revenue, including both customer and intersegment sales, is greater than or equal to 10% of combined revenue,

  . the absolute amount of its reported profit or loss is greater than 10% or more of the absolute amount, of (1) the combined reported profit of all segments that did not report a loss or (2) the combined reported losses of all segments that did report a loss,

  . its assets are greater than or equal to 10% or more of combined assets of all operating segments.

  The adoption of SFAS 131 will not impact The Registry's financial position, results of operations or cash flows. Management is currently assessing which operating segments of the Company will require disclosure, and the Company will adopt the statement as required.

RISK FACTORS

  Dependence on Availability of Qualified IT Consultants. Substantially all of The Registry's revenue is derived from providing IT consultants on a contract basis. The Registry's success depends upon its ability to continue to attract and retain IT consultants who possess the technical skills and experience required to meet the staffing needs of its clients. The Registry must continually update and add to its database of technical personnel in each market in which it operates. The vast majority of the IT consultants in The Registry's database are also included in one or more of the databases of The Registry's competitors, and there can be no assurance that experienced professionals currently working on projects for The Registry will not choose to work on projects for competitors on their next assignment. Competition for IT consultants is intense and demand for their services has, to date, substantially exceeded their supply, and The Registry expects such competition will continue to increase. There can be no assurance that qualified technical personnel will continue to be available to The Registry in sufficient numbers, and any failure to attract or retain qualified IT consultants in sufficient numbers could have a material adverse effect on The Registry's business, operating results and financial condition.

  Ability to Sustain and Manage Growth; Development of Additional
Services. The Registry's business has grown rapidly during the past four years due to the increased number of branch offices and the increased demand for services from existing clients. The Registry's continued growth is dependent upon a number of factors, including: (i) the successful performance of new and recently-opened offices; (ii) the continued identification and training of corporate personnel to staff new and recently-opened branch offices; (iii) the ability to identify and qualify IT consultants within both new and existing markets; and (iv) The Registry's ability to develop additional business from existing clients and to obtain new clients. There can be no assurance that recently-opened offices will reach or maintain any level of profitability or that The Registry's historical revenue growth will continue. Further, The Registry's rapid growth and expansion has placed and could continue to place a significant strain on The Registry's personnel and resources, and the failure to manage growth effectively could have a material adverse effect on The Registry's business, operating results and financial condition. In addition, The Registry's ability to develop successful additional practices depends on various factors, including identification of suitable practice areas in which to invest resources and The Registry's ability to effectively integrate such practices into its overall operating structure. There can be no assurance that any additional practice developed by The Registry will perform according to management's expectations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Risks Associated with Acquisitions. The Registry has grown, and intends to continue to grow, in part through the acquisition of other businesses. The Registry's ability to expand through acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to effectively integrate and operate the new businesses. There is competition for acquisition opportunities in the industry, which may intensify due to consolidation in the industry and increasing the costs of capitalizing on such opportunities. The Registry competes for acquisition opportunities with other companies that have significantly greater financial and management resources than The Registry. Further, the anticipated benefits from any acquisitions may not be achieved unless the operations of the acquired business are successfully combined with those of The Registry in a timely manner. The integration of The Registry's acquisitions requires substantial attention from management, and any difficulties encountered in the transition process, could have a material adverse effect on The Registry's business, operating results and financial condition. In addition, the process of integrating the various businesses could cause the interruption of or the loss of momentum in the activities of some or all of these businesses, which could have a material adverse effect on The Registry's business, operating results and financial condition. Further, acquired businesses may experience employee turnover rates higher than have been experienced historically. Higher employee turnover rates could adversely impact The Registry's efforts to integrate these businesses. There can be no assurance that The Registry will be able to identify suitable acquisition candidates on reasonable terms or integrate acquired businesses successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"

  Dependence on Key Clients; Price Reduction Agreements; Terminability of Client Arrangements. The Registry's top ten clients accounted for approximately 35% of revenue in fiscal 1996 and approximately 32% of revenue in fiscal 1997. The loss of a significant client could have a material adverse effect on The Registry's business, operating results and financial condition. The Registry provides certain large clients with reduced prices for its services in order to retain the volume of business and/or to obtain a preferred vendor status with such clients. There can be no assurance that The Registry will be able to maintain desired pricing levels with these or other clients. All of The Registry's arrangements with clients are terminable by the client at will and without any penalty. There can be no assurance that existing clients will continue to engage The Registry's services at historical levels, if at all. In accordance with industry practice, nearly all of Renaissance's contracts are terminable by either the customer or Renaissance on short or no notice and without penalty. An unanticipated termination of a major project could have a material adverse effect on the Company's business, operating results and financial condition.

  Risk of International Operations. The success of The Registry's international operations will depend greatly upon the continued development of the technology infrastructure in Europe and The Registry's ability to manage generally lower gross profit margins associated with European IT consulting operations. There can be no assurance that The Registry's international operations will be profitable or support The Registry's growth strategy. The risks inherent in The Registry's international business activities include unexpected changes in regulatory environments, foreign currency fluctuations, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations. The failure of The Registry to manager growth, attract and retain personnel, manage major development efforts or profitable deliver services could have a material adverse impact on The Registry's ability to successfully develop its international operations and could have a material adverse effect on The Registry's business, operating results and financial condition.

  Dependence on Key Personnel. The Registry depends to a significant extent on key management, technical and other personnel. The Registry's continued growth and success will depend in significant part on the continued service of its founder, President and Chief Executive Officer, Mr. G. Drew Conway. The loss of Mr. Conway or other key employees could have a material adverse effect on The Registry's business, operating results and financial condition. The Registry maintains a split dollar key man life insurance policy on Mr. Conway.

  Concentration of Ownership. As of September 17, 1997, The Registry's President, Chief Executive Officer and principal stockholder, G. Drew Conway, owns approximately 32% of the outstanding Registry Common Stock. As a result, Mr. Conway is able to have a significant impact on matters requiring stockholder approval. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of The Registry and may discourage third parties from attempting to do so. Further, future sales of substantial amounts of Common Stock by Mr. Conway, or the potential for such sales, could adversely affect the prevailing market price of the Common Stock.

  History of Marginal Profitability. Through fiscal 1995, The Registry grew rapidly through the opening of new offices. Offices opened by The Registry have generally experienced either losses or marginal profitability for a period of approximately 12 to 18 months after opening. As these offices have matured and The Registry has implemented certain cost control policies, The Registry's profitability has improved; however, new office openings in the future, among other factors, could adversely affect The Registry's business, operating results, and financial condition. There can be no assurance that The Registry can maintain profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Need to Develop New Offerings. Renaissance's future success will depend in significant part on its ability to successfully develop and introduce new service offerings and improved versions of existing service offerings. There can be no assurance that Renaissance will be successful in developing, introducing on a timely basis and marketing such service offerings or that any service offerings will be accepted in the market. Moreover, services offered by others may render Renaissance's services non-competitive or obsolete.

  Project Risks. Many of Renaissance's engagements involve projects which are critical to the operations of its customers' businesses and which provide benefits that may be difficult to quantify. Renaissance's failure or inability to meet a customer's expectations in the performance of its services could result in the incurrence by Renaissance of a financial loss and could damage Renaissance's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on Renaissance's business and results of operations. Fees for Renaissance's engagements typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. Renaissance generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that Renaissance will be successful in obtaining any such adjustment in the future.

  Intellectual Property Rights. Renaissance's success is dependent in part upon its management consulting and client/server systems integration methodologies and other intellectual property, some of which is proprietary to Renaissance. A significant portion of Renaissance's management consulting services are based on the Balanced Scorecard concept described in three Harvard Business Review articles and in the book The Balanced Scorecard, all of which were co-authored by one of Renaissance's founders. Renaissance believes that the Balanced Scorecard name is in the public domain. As a result, third parties may provide services using the Balanced Scorecard name which are competitive with the services offered by Renaissance.

  Renaissance relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. Renaissance presently holds no patents or registered copyrights or trademarks. Renaissance generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits distribution of its proprietary information. There can be no assurance that the steps taken by Renaissance in this regard will be adequate to deter misappropriation of its proprietary information or that Renaissance will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Although Renaissance believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against Renaissance in the future.

  Government Regulation of Immigration. Certain of The Registry's IT consultants are foreign nationals working in the United Stated under H-1B permits. Accordingly, both The Registry and these foreign nationals must comply with United States immigration laws. The inability of The Registry to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on The Registry's business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of The Registry to retain foreign employees could require The Registry to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on The Registry's hiring practices could have a material adverse effect on The Registry's business, operating results and financial condition.

  Fluctuations in Operating Results; Seasonality. The Registry's operating results have fluctuated in the past based on many factors, including the opening of new branch offices. In view of The Registry's significant growth in recent years, The Registry believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Because The Registry only derives revenue when its consultants are actually working, its operating results are adversely affected when client facilities close due to holidays or inclement weather. In particular, The Registry generally experiences a certain amount of seasonality in its second fiscal quarter due to the number of holidays in that quarter. Further, The Registry generally experiences lower operating margins in its third fiscal quarter due in part to the timing of unemployment tax accruals.

  Fluctuations in the General Economy. Demand for IT professional services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the hiring of IT consultants. The Registry is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect The Registry's business, operating results and financial condition.

  Employment Liability Risks. Providers of IT professional services employ and place individuals in the workplace of other businesses. Inherent risks of such activity include possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although historically The Registry has not experienced any material claims of these types, there can be no assurance that The Registry will not experience such claims in the future.

  Potential Effect of Anti-Takeover Provisions. The Registry's Board of Directors has the authority without action by The Registry's stockholders to fix the rights and preferences of and to issue shares of The Registry's Preferred Stock, which may have the effect of delaying, deterring or preventing a change in control of The Registry. The Registry has also imposed various procedural and other requirements, such as supermajority voting requirements for specified corporate actions, that could make it more difficult for stockholders to effect certain corporate actions. In addition, the classification of the Board of Directors of The Registry and certain provisions of Massachusetts law could have the effect of delaying, deterring or preventing a change in control of The Registry.

  Possible Volatility of Stock Price. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. In addition, factors such as announcements of new services or offices or strategic alliances by The Registry or its competitors or third parties, as well as market conditions in the IT professional services industry, may have a significant impact on the market price of Registry Common Stock. The market price may also be affected by movements in prices of stocks in general.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
Report of Price Waterhouse LLP............................................  26
Report of Ernst & Young LLP...............................................  27
Report of Graves, McKenna, Lundeen & Almquist, P.L.L.P. ..................  28
Consolidated Balance Sheet as of June 29, 1996 and June 28, 1997..........  29
Consolidated Statement of Income for the Years Ended June 24, 1995, June
 29, 1996 and June 28, 1997...............................................  30
Consolidated Statement of Changes in Stockholders' Equity for the Years
 Ended June 24, 1995, June 29, 1996 and June 28, 1997.....................  31
Consolidated Statement of Cash Flows for the Years Ended June 24, 1995,
 June 29, 1996 and June 28, 1997..........................................  33
Notes to Consolidated Financial Statements................................  34
Financial Statement Schedule:
  For the Years ended June 24, 1995, June 29, 1996 and June 28, 1997
     II--Valuation and Qualifying Accounts................................  62

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  See selected quarterly financial data in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of The
Registry, Inc.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Registry, Inc. and its subsidiaries (the "Registry") at June 29, 1996 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Registry's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Application Resources, Inc. and Shamrock Computer Resources, Ltd., each a wholly-owned subsidiary, for the year ended December 31, 1995. These statements reflect total revenues of $55,298,000 for the year ended December 31, 1995 (which are included in the accompanying consolidated statement of income for the year ended June 24, 1995). Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Application Resources, Inc. and Shamrock Computer Resources, Ltd. for this period, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 18, effective July 31, 1997, The Registry acquired all of the issued and outstanding stock of Renaissance Solutions, Inc. in a transaction which is to be accounted for as a pooling-of-interests. Accordingly, The Registry's financial statements will be retroactively restated to reflect this merger on a historical basis. No adjustments have been made to the accompanying consolidated financial statements to reflect the effects of this merger.

Price Waterhouse LLP

Boston, Massachusetts
July 27, 1997, except as to Note 18 which is as of August 27, 1997

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and
Shareholders Application Resources,
Inc.

We have audited the statements of income, shareholders' equity, and cash flows of Application Resources, Inc. for the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Application Resources, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                  Ernst & Young LLP

San Francisco, California
January 24, 1997

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders
Shamrock Computer Resources, Ltd.
Minneapolis, Minnesota

We have audited the statements of income, changes in stockholders' equity, and cash flows of Shamrock Computer Resources, Ltd. for the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Shamrock Computer Resources, Ltd. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Graves, McKenna, Lundeen & Almquist, P.L.L.P
Certified Public Accountants

Minneapolis, Minnesota
December 13, 1996

                               THE REGISTRY, INC.

                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                            JUNE 29,  JUNE 28,
                                                              1996      1997
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $13,707   $  5,933
  Marketable securities...................................      --      17,846
  Accounts receivable, net of allowance for doubtful
   accounts of $513 and $996 at June 29, 1996 and June 28,
   1997, respectively.....................................   42,439     74,956
  Notes receivable........................................       82      1,663
  Deferred income taxes...................................       47      1,665
  Other current assets....................................      924      1,641
                                                            -------   --------
    Total current assets..................................   57,199    103,704
Fixed assets, net.........................................    6,979     10,975
Notes receivable from officers............................       60        147
Goodwill, net of accumulated amortization of $145 and $578
 at June 29, 1996 and June 28, 1997, respectively ........      773     16,424
Other assets..............................................      144        586
Deferred income taxes.....................................       35        --
                                                            -------   --------
                                                            $65,190   $131,836
                                                            =======   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit..........................................  $ 1,885   $  1,485
  Current portion of capital lease obligations............       77         42
  Current portion of long-term debt.......................      344        473
  Accounts payable........................................    2,652      1,855
  Accrued salaries and wages..............................    4,946      6,559
  Other accrued expenses..................................    5,401      9,730
  Income taxes payable....................................    2,082      1,386
  Deferred income taxes...................................       89        476
                                                            -------   --------
    Total current liabilities.............................   17,476     22,006
Deferred income taxes.....................................      673        754
Capital lease obligations.................................       52          6
Long-term debt............................................    2,600      2,248
                                                            -------   --------
Commitments and contingencies (Notes 3 , 13 and 18)
Stockholders' equity:
  Preferred stock, no par value:
    Authorized--5,000,000 shares; issued and outstanding--
     2,448,000 at June 29, 1996 (liquidating preference
     $1,934) and 0 at June 28, 1997.......................    1,916        --
  Preferred stock, $.10 par value (Note 10)...............      --         --
  Common stock, no par value:
    Authorized 99,000,000 shares; issued and outstanding
     11,833,515 shares at June 29, 1996 and 14,150,903
     shares at June 28, 1997..............................      179      4,702
  Additional paid-in capital..............................   35,434     84,804
  Notes receivable from stockholders......................     (226)      (226)
  Deferred stock compensation.............................     (179)       --
  Retained earnings.......................................    7,265     17,545
  Cumulative translation adjustment.......................      --          (3)
                                                            -------   --------
    Total stockholders' equity............................   44,389    106,822
                                                            -------   --------
                                                            $65,190   $131,836
                                                            =======   ========

   The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                YEAR ENDED YEAR ENDED YEAR ENDED
                                                 JUNE 24,   JUNE 29,   JUNE 28,
                                                   1995       1996       1997
                                                ---------- ---------- ----------
Revenue.......................................   $153,985   $216,878   $324,766
Cost of revenue...............................    114,641    158,742    235,869
                                                 --------   --------   --------
                                                   39,344     58,136     88,897
Selling, general and administrative expenses..     33,544     46,144     65,228
Acquisition-related expenses..................        --         --       4,744
                                                 --------   --------   --------
Income from operations........................      5,800     11,992     18,925
Interest expense..............................     (1,223)    (2,125)      (677)
Interest and other income (expense), net......         90       (108)     2,279
                                                 --------   --------   --------
Income before taxes...........................      4,667      9,759     20,527
Income tax provision..........................        875      3,127      9,627
                                                 --------   --------   --------
Net income....................................   $  3,792   $  6,632   $ 10,900
                                                 ========   ========   ========
Unaudited pro forma information (Note 16):
  Income before taxes.........................   $  4,667   $  9,759   $ 20,527
  Pro forma income tax provision..............      2,014      4,222     10,555
                                                 --------   --------   --------
  Pro forma net income........................   $  2,653   $  5,537   $  9,972
                                                 ========   ========   ========
  Pro forma net income per share..............   $   0.24   $   0.50   $   0.71
                                                 ========   ========   ========
  Weighted average common and common
   equivalent shares..........................     10,968     11,083     14,143
                                                 ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                   PREFERRED STOCK      COMMON STOCK      COMMON STOCK                          NOTES
                        NO PAR             NO PAR           $.01 PAR     ADDITIONAL           RECEIVABLE    DEFERRED
                   -----------------  -----------------  ---------------  PAID-IN   TREASURY     FROM        STOCK     RETAINED
                    SHARES    VALUE     SHARES    VALUE   SHARES   VALUE  CAPITAL    STOCK   STOCKHOLDERS COMPENSATION EARNINGS
                   ---------  ------  ----------  -----  --------  ----- ---------- -------- ------------ ------------ --------
Balance at June
25, 1994.........  2,790,000  $2,204   4,351,413  $205    200,000  $   2  $   918    $ --       $(226)       $(226)     $2,615
Stock issued upon
exercise of
options..........    123,000      14      33,754     1        --     --       --       --         --           --          --
Repurchase of
stock............   (465,000)   (302)   (127,609)  (30)       --     --       --       --         --           --          --
Amortization of
deferred stock
compensation.....        --      --          --    --         --     --       --       --         --            31        --
Distributions....        --      --          --    --         --     --       --       --         --           --         (696)
Net income for
the year.........        --      --          --    --         --     --       --       --         --           --        3,792
                   ---------  ------  ----------  ----   --------  -----  -------    -----      -----        -----      ------
Balance at June
24, 1995.........  2,448,000   1,916   4,257,558   176    200,000      2      918      --        (226)        (195)      5,711
Consolidation of
real estate trust
(Note 15)........        --      --          --    --         --     --      (111)     --         --           --          --
Acquisition of
America's
Registry by TRI
(Note 2).........        --      --    5,333,333   --    (200,000)   (2)        2      --         --           --          --
Amortization of
deferred stock
compensation.....        --      --          --    --         --     --       --       --                       31         --
Proceeds from
issuance of
Common Stock, net
of issuance
costs............        --      --    2,230,000   --         --     --    34,204      --         --           --          --
Stock issued upon
exercise of
options..........     23,000     --       18,935     3        --     --       --       --         --           --          --
Capital
contribution.....        --      --          --    --         --     --       421      --         --           --          --
Distributions....        --      --          --    --         --     --       --       --         --           --       (2,958)
Net income for
the year.........        --      --          --    --         --     --       --       --         --           --        6,632
Adjustment to
eliminate
duplication of
the six month
period ended
December 31, 1995
resulting from
the change in
fiscal year of
entities acquired
in poolings-of-
interests (Note
4):
 Net income......        --      --          --    --         --     --       --       --         --           --       (2,294)
 Distributions...        --      --          --    --         --     --       --       --         --           --          174
 Amortization of
 deferred stock
 compensation....        --      --          --    --         --     --       --       --         --           (15)        --
 Stock issued
 upon exercise of
 stock options...    (23,000)    --       (6,311)  --         --     --       --       --         --           --          --
                   ---------  ------  ----------  ----   --------  -----  -------    -----      -----        -----      ------
Balance at June
29, 1996.........  2,448,000  $1,916  11,833,515  $179        --   $ --   $35,434    $ --       $(226)       $(179)     $7,265
                   CUMULATIVE      TOTAL
                   TRANSLATION STOCKHOLDERS'
                   ADJUSTMENT     EQUITY
                   ----------- -------------
Balance at June
25, 1994.........     $--         $ 5,492
Stock issued upon
exercise of
options..........      --              15
Repurchase of
stock............      --            (332)
Amortization of
deferred stock
compensation.....      --              31
Distributions....      --            (696)
Net income for
the year.........      --           3,792
                   ----------- -------------
Balance at June
24, 1995.........      --           8,302
Consolidation of
real estate trust
(Note 15)........      --            (111)
Acquisition of
America's
Registry by TRI
(Note 2).........      --             --
Amortization of
deferred stock
compensation.....      --              31
Proceeds from
issuance of
Common Stock, net
of issuance
costs............      --          34,204
Stock issued upon
exercise of
options..........      --               3
Capital
contribution.....      --             421
Distributions....      --          (2,958)
Net income for
the year.........      --           6,632
Adjustment to
eliminate
duplication of
the six month
period ended
December 31, 1995
resulting from
the change in
fiscal year of
entities acquired
in poolings-of-
interests (Note
4):
 Net income......      --          (2,294)
 Distributions...      --             174
 Amortization of
 deferred stock
 compensation....      --             (15)
 Stock issued
 upon exercise of
 stock options...      --             --
                   ----------- -------------
Balance at June
29, 1996.........     $--         $44,389

   The accompanying notes are an integral part of these financial statements.

                              THE REGISTRY, INC.

                       (IN THOUSANDS EXCEPT SHARE DATA)

                   PREFERRED STOCK       COMMON STOCK     COMMON STOCK                         NOTES
                        NO PAR              NO PAR          $.01 PAR   ADDITIONAL            RECEIVABLE    DEFERRED
                  -------------------  ------------------ ------------  PAID-IN   TREASURY      FROM        STOCK     RETAINED
                    SHARES     VALUE     SHARES    VALUE  SHARES VALUE  CAPITAL    STOCK    STOCKHOLDERS COMPENSATION EARNINGS
                  ----------  -------  ----------  ------ ------ ----- ---------- --------  ------------ ------------ --------
Balance at June
29, 1996........   2,448,000  $ 1,916  11,833,515  $  179  --    $--    $35,434   $   --       $(226)       $(179)    $ 7,265
Repurchase of
stock...........         --       --      (48,143)    --   --     --        --     (2,000)       --           --          --
Proceeds from
issuance of
stock, net of
issuance costs..     165,000    1,564   1,264,353   1,043  --     --     46,420     2,000        --           --          (80)
Stock issued
upon exercise of
options.........         --       --      353,273     --   --     --      1,072       --         --           --          --
Stock issued for
acquisition.....         --       --        2,736     --   --     --        128       --         --           --          --
Tax benefit
associated with
exercise of
certain
options.........         --       --          --      --   --     --      1,344       --         --           --          --
Amortization of
deferred stock
compensation....         --       --          --      --   --     --        --        --         --           179         --
Conversion of
preferred
stock...........  (2,613,000)  (3,480)    717,080   3,480  --     --        --        --         --           --          --
Stock issued
through stock
purchase plan...         --       --       28,089     --   --     --        406       --         --           --          --
Distributions...         --       --          --      --   --     --        --        --         --           --         (540)
Net income for
the year........         --       --          --      --   --     --        --        --         --           --       10,900
Cumulative
translation
adjustment......         --       --          --      --   --     --        --        --         --           --          --
                  ----------  -------  ----------  ------  ---   ----   -------   -------      -----        -----     -------
Balance at June
28, 1997........         --   $   --   14,150,903  $4,702  --    $--    $84,804   $   --       $(226)       $ --      $17,545
                  ==========  =======  ==========  ======  ===   ====   =======   =======      =====        =====     =======
                  CUMULATIVE      TOTAL
                  TRANSLATION STOCKHOLDERS'
                  ADJUSTMENT     EQUITY
                  ----------- -------------
Balance at June
29, 1996........     $--        $ 44,389
Repurchase of
stock...........      --          (2,000)
Proceeds from
issuance of
stock, net of
issuance costs..      --          50,947
Stock issued
upon exercise of
options.........      --           1,072
Stock issued for
acquisition.....      --             128
Tax benefit
associated with
exercise of
certain
options.........      --           1,344
Amortization of
deferred stock
compensation....      --             179
Conversion of
preferred
stock...........      --             --
Stock issued
through stock
purchase plan...      --             406
Distributions...      --            (540)
Net income for
the year........      --          10,900
Cumulative
translation
adjustment......       (3)            (3)
                  ----------- -------------
Balance at June
28, 1997........     $ (3)      $106,822
                  =========== =============

  The accompanying notes are an integral part of these financial statements.

                              THE REGISTRY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (DOLLARS IN THOUSANDS)

                                                YEAR ENDED YEAR ENDED YEAR ENDED
                                                 JUNE 24,   JUNE 29,   JUNE 28,
                                                   1995       1996       1997
                                                ---------- ---------- ----------
Cash flows from operating activities:
 Net income...................................   $  3,792   $  6,632   $ 10,900
 Adjustments to reconcile net income to net
  cash used for operating activities:
 Depreciation and amortization................        785      1,101      2,369
 Amortization of deferred stock compensation..         31         31        179
 Provision for losses on accounts receivable..        112        164        483
 Deferred income taxes........................       (275)      (763)    (1,106)
 Increase in accounts receivable..............    (11,634)   (13,687)   (27,572)
 Increase in other current assets.............       (185)      (346)      (492)
 (Increase) decrease in other assets..........       (195)        30       (442)
 Increase (decrease) in accounts payable......        698        239     (1,742)
 Increase in accrued expenses.................      1,248      3,145      3,754
 Increase in accrued salaries and wages.......        693      1,383         47
 Increase (decrease) in income taxes payable..       (100)     1,838       (148)
                                                 --------   --------   --------
  Net cash used for operating activities......     (5,030)      (233)   (13,770)
                                                 --------   --------   --------
Cash flows from investing activities:
 Cash disbursed for acquisitions, net of cash
  acquired....................................       (250)       --     (16,480)
 Increase in notes receivable from officers...       (406)      (709)       (90)
 Repayment of notes receivable from officers..        --       1,770          3
 Increase in notes receivable.................        --         --      (1,500)
 Increase in notes receivable from related
  parties.....................................        (57)       (25)       (64)
 Purchases of marketable securities...........        --         --     (21,360)
 Sales of marketable securities...............        --         --       3,514
 Purchases of fixed assets....................     (2,603)    (2,525)    (5,220)
                                                 --------   --------   --------
  Net cash used for investing activities......     (3,316)    (1,489)   (41,197)
                                                 --------   --------   --------
Cash flows from financing activities:
 Cash proceeds from issuance of common stock
  (Note 10)...................................        --      34,498     49,027
 Cash payments to repurchase common stock.....        (71)       --      (2,000)
 Proceeds from reissuance of treasury stock...        --         --       1,920
 Cash proceeds from exercise of stock
  options.....................................         15          3      1,072
 Cash proceeds from stock purchase plan.......        --         --         406
 Net borrowings (payments) on line of credit..      8,024    (16,053)      (676)
 Principal payments on long-term debt and
  capital lease obligations...................       (485)    (3,591)    (2,393)
 Proceeds from issuance of long-term debt.....      2,080      2,160        378
 Capital contribution.........................        --         421        --
 Distributions................................       (696)    (2,958)      (540)
                                                 --------   --------   --------
  Net cash provided by financing activities...      8,867     14,480     47,194
                                                 --------   --------   --------
  Effect of exchange rates on cash and cash
   equivalents................................        --         --         (1)
  Elimination of duplicated activity from July
   to December 1995 (Note 4)..................        --        (855)       --
                                                 --------   --------   --------
Net increase (decrease) in cash and cash
 equivalents..................................        521     11,903     (7,774)
Cash and cash equivalents, beginning of
 period.......................................      1,283      1,804     13,707
                                                 --------   --------   --------
Cash and cash equivalents, end of period......   $  1,804   $ 13,707   $  5,933
                                                 ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for interest.......................   $  1,215   $  2,049   $    584
 Cash paid for income taxes...................   $  1,250   $  2,052   $ 10,267

   See additional disclosure of non-cash investing and financing activity in
                         Notes 3, 4, 5, 8, 10 and 15.

  The accompanying notes are an integral part of these financial statements.

                              THE REGISTRY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  The Registry, Inc. ("TRI" or "The Registry") is an information technology ("IT") professional services firm providing IT consultants on a contract basis to organizations nationwide with complex IT operations in a broad range of industries. As of June 28, 1997, offices are maintained in 17 states and two European locations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The accompanying financial statements include the accounts of TRI and America's Registry, Inc. ("America's Registry") which, prior to January 1, 1996, were owned and controlled by a common sole stockholder who serves as an officer of The Registry. Effective January 1, 1996, TRI, through a wholly-owned subsidiary, acquired all of the outstanding shares of common stock of America's Registry and the stockholder of America's Registry received an additional 5,333,333 shares of the common stock of TRI. The accompanying financial statements also include the accounts of several entities acquired in purchase transactions, subsequent to their respective acquisition dates (see
Note 3), as well as the accounts of a real estate trust (the "Trust") which is substantially controlled by The Registry, subsequent to the renegotiation of certain lease terms on September 19, 1995 (see Note 15). On November 26 and 27, 1996, The Registry completed the acquisitions of Applications Resources, Inc. ("ARI") and Shamrock Computer Resources, Ltd. ("SCR"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of The Registry, ARI and SCR for all periods presented (see Note 4). All intercompany balances and transactions have been eliminated.

 Fiscal Year

  The Registry changed its fiscal year end from May 31 to the last Saturday in June effective with the fiscal year ended June 24, 1995. Results of operations and of cash flows for the years ended June 24, 1995, June 29, 1996 and July 28, 1997 are for 52 weeks, 53 weeks and 52 weeks, respectively.

  ARI and SCR previously utilized a December 31 year end. Upon acquisition, ARI and SCR changed their fiscal year end to the last Saturday in June to conform to The Registry's fiscal year (see Note 4).

 Cash Equivalents and Marketable Securities

  The Registry considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Registry's cash equivalents consist primarily of municipal bonds bearing interest at a weighted average rate of approximately 3.87% at June 28, 1997 and short-term U.S. treasury bill investments earning interest at the short-term Federal funds rate (5.167%) at June 29, 1996. Marketable securities at June 28, 1997 consist of various municipal and federal agency bonds earning interest at a weighted average rate of approximately 4.65%. All such securities mature within one year. Accordingly, the investments are subject to minimal credit and market risks. These investments are carried at cost plus accrued interest which approximates market. The Registry considers such securities to be classified as "available-for-sale". No realized or unrealized gains or losses have been recognized on these securities.

 Revenue Recognition, Accounts Receivable and Concentration of Credit Risk

  Revenue is recognized as services are performed. Ongoing credit evaluations of customers' financial condition are performed and collateral is not required. Concentration of credit risk with

                              THE REGISTRY, INC.

respect to accounts receivable is limited due to the number and diversity of customers comprising The Registry's customer base. One customer accounted for 12% of accounts receivable at June 28, 1997. No single customer accounted for more than 10% of accounts receivable at June 29, 1996. The Registry maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. International revenue has not been significant.

 Fixed Assets

  Fixed assets are stated at cost. Additions, renewals and betterments of fixed assets are capitalized. Repair and maintenance expenditures for minor items are generally expensed as incurred. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives:

   Building and
    improvements...........  31 1/2 years
   Computer equipment......  5 years
   Furniture and
    equipment..............  5 to 7 years
   Motor vehicles..........  5 years
   Leasehold improvements..  lesser of estimated useful life or remaining lease term

 Advertising Costs

  Advertising costs are recorded as expense when incurred. There were no advertising costs recorded as assets at June 29, 1996 or June 28, 1997. Total advertising expenses for the years ended June 24, 1995, June 29, 1996 and June 28, 1997 were $725,000, $480,000 and $478,000, respectively.

 Income Taxes

  The Registry utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs. Through May 31, 1994, TRI had used the cash method of accounting for income tax reporting purposes. Effective June 1, 1994, TRI converted to the accrual method of accounting for income tax reporting purposes. Certain of TRI's subsidiaries have also converted from the cash method to the accrual method of accounting for income tax reporting purposes upon their acquisition by The Registry.

  As described in Note 9, America's Registry and SCR had both previously elected to be treated as a small business corporation for income tax purposes with income or loss and credits passed through to the stockholders. Concurrent with the acquisition of America's Registry and SCR by TRI described above, America's Registry and SCR's elections to be treated as an S Corporation terminated (see Note 9). The companies have continued to file separate tax returns.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at June 29, 1996 and June 28, 1997, and the reported amounts of revenues and expenses during the three years in the period ended June 28, 1997. Actual results could differ from those estimates.

                              THE REGISTRY, INC.

 Goodwill

  As described in Note 3, The Registry amortizes goodwill arising from purchase acquisitions on a straight-line basis over a period of 10 to 30 years. Goodwill is evaluated for consideration of potential impairment based on the operating results and forecasted cash flows of the acquired entity.

 Reclassifications

  Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

 Translation of Foreign Currencies

  The functional currency for The Registry's European subsidiary is the local currency. Assets and liabilities are translated into U.S dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense). Total assets, exclusive of goodwill, and total liabilities of The Registry's foreign subsidiary were $3,442,000 and $3,066,000, respectively, at June 28, 1997.

 Recently Enacted Accounting Standards

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by The Registry. Under SFAS 128, "basic earnings per share" will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" will be calculated based upon the weighted average number of common shares, common equivalent shares, and other convertible securities outstanding. SFAS 128 is effective in The Registry's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had The Registry been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings per share:

                                    YEARS ENDED
        ----------------------------------------------------------------------------------
        JUNE 24, 1995                JUNE 29, 1996                           JUNE 28, 1997
        -------------                -------------                           -------------
            $0.26                        $0.53                                   $0.76

  Diluted earnings per share, computed under the provisions of SFAS 128, would not have differed materially from the pro forma net income per share amounts previously reported by The Registry. The adoption of SFAS 128 will have no effect on The Registry's financial position or cash flows.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting of comprehensive income in a company's full set of financial statements, and is effective for fiscal years beginning after December 15, 1997.

  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reported by an entity will include both net income and other comprehensive income. Classifications within other comprehensive income could include foreign

                              THE REGISTRY, INC.

currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 will affect The Registry's reporting of unrealized gains and losses on marketable securities, as well as the reporting of translation adjustments resulting from certain investments in foreign subsidiaries. Such disclosures of comprehensive income will be in addition to existing reporting of net income. The Registry will adopt this statement as required.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented.

  SFAS 131 requires that companies disclose information about operating segments in annual and interim financial statements. SFAS 131 utilizes the "management approach" in determining what constitutes an operating segment. An operating segment is defined in SFAS 131 as a business component:

  . which engages in business activities from which it may earn revenues and incur expenses;

  . whose operating results are regularly reviewed by a chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

  .  for which discrete financial information is available.

  SFAS 131 requires that a company disclose information about operating segments that meet any of the following thresholds:

  . its reported revenue, including both customer and intersegment sales, is greater than or equal to 10% of combined revenue,

  . the absolute amount of its reported profit or loss is greater than 10% or more of the absolute amount, of (1) the combined reported profit of all segments that did not report a loss or (2) the combined reported losses of all segments that did report a loss,

  . its assets are greater than or equal to 10% or more of combined assets of all operating segments.

  The adoption of SFAS 131 will not impact The Registry's financial position, results of operations or cash flows. Management is currently assessing which operating segments of The Registry will require disclosure, and The Registry will adopt this statement as required.

3. ACQUISITIONS OF SUBSIDIARIES--PURCHASES

 The Registry, Inc. Network Systems Consulting Practice

  On November 30, 1994, TRI acquired all of the common stock of Axiom Consulting Group, Inc., an information technology consulting firm providing services similar to those of The Registry. The acquired entity retained its separate corporate form and was subsequently renamed The Registry, Inc. Network Consulting Practice ("NSCP"). The purchase price was $1,000,000, of which $250,000 was paid in cash at the closing and $750,000 is in the form of promissory notes which are being paid in installments through November 1998 (see Note 8).

  The acquisition has been accounted for as a purchase and, accordingly, the purchase price, including an additional $12,000 of related costs which were incurred by TRI, has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

                              THE REGISTRY, INC.

  Goodwill of $918,000, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, is included in other assets in the accompanying balance sheet and is being amortized on a straight-line basis over 10 years. Accumulated amortization at June 29, 1996 and June 28, 1997 was $145,000 and $270,000, respectively.

  The pro forma results of operations, assuming that the acquisition of NSCP occurred at the beginning of the year ended June 24, 1995, would not materially differ from TRI's reported results of operations.

  TRI is required to make additional payments up to $3,000,000 to the selling stockholders of the former Axiom Consulting Group, Inc., contingent upon the revenue and profits of the subsidiary for the four years subsequent to the acquisition. Such payments are determined as a stated percentage of net income of the subsidiary, as defined in the purchase agreement, with a provision that all $3,000,000 would be payable to the selling stockholders in the event that the subsidiary's revenue exceeds a stated amount in the twelve month period ending November 30, 1998. Such amounts are recorded as additional purchase price when paid or accrued. No amounts have been accrued for these contingent payments at June 29, 1996. $241,000 has been paid during the year ended June 28, 1997 and $79,000 has been accrued for these payments at June 28, 1997.

 Morris Information Systems

  On August 16, 1996, The Registry, through a wholly owned subsidiary, acquired all of the outstanding stock of Morris Information Systems ("MIS"), an information technology consulting firm performing services similar to those of The Registry. The purchase price was $2,500,000 in cash plus amounts up to an aggregate of $700,000 contingent upon the operating results of MIS during the two years following the acquisition. Such amounts, if paid, will be recorded as additional purchase price. $262,000 has been accrued for these payments at June 28, 1997. In addition, The Registry will pay a total of $300,000 per year through August of 1998 to the former stockholder of MIS in consideration for a consulting and noncompetition agreement.

  The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. Goodwill of $2,318,000, representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, is included in other assets in the accompanying balance sheet and is being amortized on a straight line basis over 30 years. Accumulated amortization at June 28, 1997 is $67,000.

 Sun-Tek Consultants, Inc.

  On November 1, 1996, the Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of Sun-Tek Consultants, Inc., a Florida Corporation ("Sun-Tek"), for $1,900,000 in cash. Sun-Tek is an information technology consulting firm performing services similar to those of the Registry. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration over the estimated fair value of net assets acquired of $1,624,000 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. Accumulated amortization as of June 28, 1997 is $36,000.

 Sterling Information Group

  On November 27, 1996, the Registry, through a wholly-owned subsidiary, acquired certain assets and liabilities of Sterling Information Group, Inc. ("Sterling"), a Texas corporation, for cash

                              THE REGISTRY, INC.

consideration of $7,500,000, plus amounts up to an aggregate of $500,000 contingent upon the operating results and expansion success of Sterling over the next 7 months. Such amounts, if paid, will be recorded as additional purchase price. $125,000 has been accrued for these payments at June 28, 1997. Sterling is an independent provider of outsourced software application development based in Austin, Texas. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $6,705,000 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. Accumulated amortization as of June 28, 1997 is $132,000.

 James Duncan & Associates

  On December 24, 1996, the Registry, through a wholly-owned subsidiary, acquired all of the outstanding share capital of AFC Holdings (Guernsey) Limited, a Guernsey trust which holds all of the outstanding share capital of James Duncan & Associates ("JDA"), a United Kingdom corporation, for $4,176,000, payable in $3,921,000 in cash, 2,736 shares of The Registry's Common Stock and $129,000 payable on or before December 24, 1997 in cash or shares of The Registry's Common Stock, at the option of the selling stockholders. JDA is an information technology consulting firm performing services similar to those of the Registry. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $4,256,000 has been recorded as goodwill, and is being amortized on a straight-line basis over 30 years. Accumulated amortization as of June 28, 1997 is $66,000.

 Connexus Consulting Group, Inc.

  On January 24, 1997, the Registry, through a wholly-owned subsidiary, acquired all of the outstanding shares of Connexus Consulting Group, Inc. ("Connexus"), a Delaware corporation, for cash consideration of $600,000. Connexus is an information technology consulting firm based in Andover, Massachusetts performing services similar to those of the Registry. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $474,000 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. Accumulated amortization as of June 28, 1997 is $7,000.

  The acquisitions of MIS, Sun-Tek, Sterling, JDA and Connexus are collectively referred to as the "Fiscal 1997 Acquisitions". The aggregate purchase price and related costs associated with the Fiscal 1997 Acquisitions was $17,046,000, which has been allocated to the assets acquired and liabilities assumed as follows:

   Cash............................................................ $   550,000
   Accounts Receivable, net........................................ $ 5,428,000
   Fixed Assets, net............................................... $   529,000
   Other Assets, excluding goodwill................................ $   276,000
   Accounts Payable................................................ $   945,000
   Debt and Line of Credit......................................... $ 1,858,000
   Accrued Expenses and Other Liabilities.......................... $ 1,675,000
   Income Taxes Payable and Deferred Tax Liabilities............... $   636,000

                              THE REGISTRY, INC.

  The pro forma results of operations, assuming that the acquisition of the Fiscal 1997 Acquisitions occurred at the beginning of the years ended June 29, 1996 or June 28, 1997, would not materially differ from TRI's reported results of operations.

4. ACQUISITIONS OF SUBSIDIARIES--POOLINGS-OF-INTERESTS

  On November 26, 1996, pursuant to an Agreement and Plan of Merger dated October 30, 1996, The Registry, through a wholly-owned subsidiary, acquired Application Resources, Inc., a California corporation ("ARI"). ARI is an information technology consulting firm performing services similar to those of The Registry. Pursuant to the agreement, each outstanding share of ARI capital stock was converted into the right to receive 0.274428 shares of The Registry's Common Stock. The Registry also assumed outstanding options for the purchase of ARI common stock at the same conversion ratio. Immediately prior to the acquisition, there were 5,217,000 shares of ARI common stock and options to purchase 794,000 shares of ARI common stock outstanding.

  On November 27, 1996, pursuant to an Agreement and Plan of Merger dated November 26, 1996, The Registry, through a wholly-owned subsidiary, acquired Shamrock Computer Resources, Ltd., an Iowa corporation ("SCR"). SCR is an information technology consulting firm performing services similar to those of The Registry. Pursuant to the agreement, each outstanding share of SCR capital stock was converted into the right to receive 136.7695 shares of The Registry's Common Stock. Immediately prior to the acquisition, there were 7,072 shares of SCR common stock outstanding. Pursuant to the provisions of the Iowa Business Corporation Act (the "IBCA"), a stockholder of SCR holding 352 shares of SCR common stock perfected dissenters' rights under the IBCA and was paid $2,000,000 in redemption of such shares.

  In total, 2,350,774 shares of TRI Common Stock were exchanged for all of the outstanding common stock of ARI and SCR. In addition, outstanding stock options to purchase ARI common stock were converted into options to purchase 217,895 shares of TRI's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisitions took place at the beginning of such periods.

  ARI and SCR each had a calendar year end and, accordingly, the results of operations for ARI and SCR for the year ended December 31, 1995 have been combined with the results of operations for The Registry's fiscal year ended June 24, 1995. Additionally, the financial position of ARI and SCR as of December 31, 1995 has been combined with TRI's financial position as of June 24, 1995. In order to conform ARI and SCR's year end to TRI's fiscal year end, the consolidated statement of income for fiscal 1996 includes six months (July to December 1995) for both companies which are also included in the consolidated statement of income for the fiscal year ended June 24, 1995. Accordingly, an adjustment has been made to retained earnings in fiscal 1996 to eliminate the duplication of net income of ARI and SCR of $682,000 and $1,612,000, respectively, for such six month period, as well as for distributions of $174,000 made by SCR during this six month period and amortization of deferred stock compensation of $15,000 for SCR. Other results of operations for such six month period of ARI included net revenue of $15,972,000, costs and expenses of $14,744,000, income before taxes of $1,228,000 and income tax provision of $548,000. Other results of operations for such six month period of SCR included net revenue of $14,801,000 and costs and expenses of $13,189,000. As an S corporation, SCR was not subject to corporate income taxes.

  There were no material transactions between The Registry, ARI or SCR during any of the periods presented. No material adjustments to net assets or results of operations were necessary to

                              THE REGISTRY, INC.

conform the accounting practices of ARI and SCR to that of TRI. Certain reclassifications have been made to the financial statements of ARI and SCR to conform with TRI's classifications. All costs associated with the acquisitions have been expensed as incurred.

  Separate results of operations for the periods prior to the acquisitions of ARI and SCR by The Registry were as follows:

                                                                  THREE MONTHS
                                          FISCAL YEAR FISCAL YEAR     ENDED
                                             ENDED       ENDED    SEPTEMBER 28,
                                           JUNE 24,    JUNE 29,       1996
                                             1995        1996      (UNAUDITED)
                                          ----------- ----------- -------------
                                                     (IN THOUSANDS)
   Revenue
     The Registry, Inc. ................   $ 98,687    $145,588      $47,303
     Application Resources, Inc. .......     29,870      37,615       12,073
     Shamrock Computer Resources,
      Ltd. .............................     25,428      33,675       10,053
                                           --------    --------      -------
     Combined...........................   $153,985    $216,878      $69,429
                                           ========    ========      =======
   Net Income
     The Registry, Inc. ................   $    326    $  2,543      $ 1,624
     Application Resources, Inc. .......      1,273       1,228        1,376
     Shamrock Computer Resources,
      Ltd. .............................      2,193       2,861          882
                                           --------    --------      -------
     Combined...........................   $  3,792    $  6,632      $ 3,882
                                           ========    ========      =======
   Pro Forma Net Income (see Notes 9 and
    16)
     The Registry, Inc. ................   $     86    $  2,621      $ 1,624
     Application Resources, Inc. .......      1,273       1,228        1,376
     Shamrock Computer Resources,
      Ltd. .............................      1,294       1,688          521
                                           --------    --------      -------
     Combined...........................   $  2,653    $  5,537      $ 3,521
                                           ========    ========      =======
   Other Changes in Stockholders' Equity
     The Registry, Inc. ................   $      0    $ 33,003      $     0
     Application Resources, Inc. .......       (317)          3            0
     Shamrock Computer Resources,
      Ltd. .............................       (665)     (1,416)        (301)
                                           --------    --------      -------
     Combined...........................   $   (982)   $ 31,590      $  (301)
                                           ========    ========      =======

5. COMBINED BALANCE SHEET DETAILS

                                                          JUNE 29,   JUNE 28,
                                                            1996       1997
                                                         ---------- -----------
   Fixed Assets:
     Land............................................... $  360,000 $   360,000
     Building...........................................  1,439,000   1,439,000
     Computer equipment and software....................  4,690,000   8,503,000
     Furniture and equipment............................  2,242,000   4,054,000
     Motor vehicles.....................................     19,000     115,000
     Leasehold and building improvements................    823,000   1,004,000
                                                         ---------- -----------
       Total fixed assets...............................  9,573,000  15,475,000
     Less: accumulated depreciation and amortization....  2,594,000   4,500,000
                                                         ---------- -----------
                                                         $6,979,000 $10,975,000
                                                         ========== ===========

                              THE REGISTRY, INC.

                                                           JUNE 29,   JUNE 28,
                                                             1996       1997
                                                          ---------- ----------
   Other Accrued Expenses:
     Accrued employee benefits........................... $2,079,000 $4,339,000
     Accrued commissions and bonuses.....................  1,648,000  1,798,000
     Other accrued expenses..............................  1,674,000  3,593,000
                                                          ---------- ----------
                                                          $5,401,000 $9,730,000
                                                          ========== ==========

  Computer equipment recorded under capital leases amounted to approximately $238,000 at June 29, 1996 and June 28, 1997. Total accumulated amortization related to these assets is approximately $78,000 and $126,000 at June 29, 1996 and June 28, 1997, respectively. Amortization expense for the period is included in depreciation and amortization in the accompanying consolidated statement of cash flows.

6. NOTES RECEIVABLE AND RELATED PARTY TRANSACTIONS

  At June 29, 1996 and June 28, 1997, notes receivable include promissory notes totaling $82,000 and $18,000, respectively, from certain of the former stockholders of TRI's wholly-owned subsidiary (NSCP). These notes bear interest at the prime rate published in The Wall Street Journal (8.25% at June 29, 1996 and 8.50% at June 28, 1997), and are payable in installments at various dates through November 30, 1998. At June 28, 1997, notes receivable also include promissory notes totaling $145,000 due from various employees of The Registry.

  At June 28, 1997, notes receivable also includes $1,500,000 due on April 24, 1998 from an unrelated third party corporation. This note bears interest at the LIBOR rate plus 2.5% (8.22 % at June 28, 1997), which is payable quarterly. This note is secured by an interest in all of the assets of the corporation subject to a prior security interest under the corporation's bank debt and line of credit, and the personal guarantee of the corporation's majority stockholder.

  Notes receivable from officers represents notes due from various senior officers of The Registry and bear interest at the prime rate (8.25% at June 29, 1996 and 8.50% at June 28,1997).

  Notes receivable from stockholders of $226,000 at June 29, 1996 and June 28, 1997, which are included as a reduction of stockholders' equity in the accompanying balance sheet, represent promissory notes from two of ARI's officers for the exercise of stock options. The loans bear interest at a variable rate based upon federal income tax requirements (approximately 6% at June 29, 1996 and 6.5% at June 28, 1997).

  During the year ended June 28, 1997, The Registry entered into a contract with an entity controlled by the president of TRI to utilize an airplane for corporate travel purposes. The Registry pays for such usage on a per-flight-hour basis at a rate which management believes approximates market prices. Total amounts paid to this entity during the year ended June 28, 1997 was $100,000.

7. LINE OF CREDIT

  On March 31, 1993, TRI and America's Registry combined their separate lines of credit into a single line of credit with the bank; this agreement was amended on June 7, 1995 to allow a maximum borrowing of $17,000,000 and again on October 4, 1995 to allow a maximum borrowing of $18,000,000, payable on demand. The agreement provided a borrowing base of 80% of eligible accounts receivable,

                              THE REGISTRY, INC.

as defined, less the aggregate amount of issued and undrawn letters of credit. The line of credit was collateralized by all the assets of The Registry and the personal guarantee of The Registry's president and significant stockholder. Interest was paid monthly in arrears at the bank's prime rate plus 0.75% (9.75% at June 24, 1995). There were no letters of credit outstanding at June 24, 1995.

  In March 1996, The Registry terminated its existing line of credit and replaced it with a line of credit from a different bank. The new line of credit provides a borrowing base of 85% of eligible accounts receivable, as defined, up to a maximum borrowing of $25,000,000, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (8.75% at June 29, 1996 and 9.0% at June 28, 1997) or the LIBOR rate plus 2.5% (8.00% at June 29, 1996 and 8.64% at June 28, 1997) at the option of The Registry. The new line of credit is collateralized by all of the assets of The Registry, contains certain restrictions, including limitations on the amount of distributions which can be made to stockholders, purchases of fixed assets, and loans which can be made to officers, and requires the maintenance of certain financial covenants. The line of credit agreement expires in February 1999.

  ARI had a line of credit arrangement with a bank which allowed ARI to borrow the lesser of $1,750,000 or 60% of eligible accounts receivable, as defined, at an interest rate equal to the bank's prime rate plus .50% (8.75% at June 29, 1996). There were no amounts outstanding under this line at June 29, 1996. The line of credit was secured by all of the assets of ARI, contained certain restrictions, including limitations on the amount of distributions which could be made to stockholders, purchases of fixed assets, and new indebtedness, and required the maintenance of certain financial covenants. On November 26, 1996, in conjunction with the acquisition of ARI by the Company (see Note 4), ARI terminated its line of credit arrangement.

  SCR had a credit arrangement with a bank consisting of a committed line of credit totaling $2,500,000, of which $625,000 was unused as of June 29, 1996, and a discretionary equipment line of $500,000. The line of credit carried interest at the bank's prime rate (8.25% at June 29, 1996) and was collateralized by substantially all of the assets of SCR. The equipment line carried an interest rate equal to the bank's prime rate plus .50% (8.75% at June 29, 1996). The sum of the outstanding balances on the line of credit and the equipment line could not exceed a borrowing base of 80% of eligible accounts receivable, as defined, up to a maximum total borrowing of $3,000,000. At June 29, 1996, $7,000 of the equipment line was used. Monthly principal payments of $3,000, including interest, were due through August 1996 on this line. The equipment line was secured by a first priority security interest in the related equipment purchased with the loan proceeds. Both credit arrangements were guaranteed by SCR's former stockholders and required a commitment fee of .25% per annum on the unused portion. Additionally, the credit arrangements contained certain restrictions, including limitations on new indebtedness, and required the maintenance of certain financial covenants. On November 27, 1996, in connection with the acquisition of SCR by the Company (see Note 4), SCR terminated its credit arrangements.
  In June 1997, The Registry entered into a line of credit agreement with a foreign bank to provide an overdraft facility of 1,400,000 British Sterling to its James Duncan subsidiary. This facility matures on January 31, 1998 and is secured by a $2,000,000 standby letter of credit from a U.S. bank. There is $1,485,000 drawn on this facility as of June 28, 1997. Interest is payable quarterly at the bank's base rate plus 0.875% (7.35% at June 29, 1997) for amounts up to 1,000,000 British Sterling and the bank's base rate plus 2.0% for amounts over this level.

                              THE REGISTRY, INC.

8. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                           JUNE 29,   JUNE 28,
                                                             1996       1997
                                                          ---------- ----------
   Note payable due August 31, 1996...................... $    7,000 $      --
   Note payable due December 24, 1997....................        --     129,000
   Notes payable due November 30, 1998...................    625,000    375,000
   Notes payable due June 30, 2000.......................    216,000    167,000
   9.375% term loan due August 27, 2010..................  1,406,000  1,387,000
   6.75% term loan due April 1, 2013.....................    690,000    663,000
                                                          ---------- ----------
                                                           2,944,000  2,721,000
   Less: current portion.................................    344,000    473,000
                                                          ---------- ----------
                                                          $2,600,000 $2,248,000
                                                          ========== ==========

  The note payable due August 31, 1996 was payable to a bank, under the line of credit described in Note 7, in monthly installments of $3,000, including interest at the bank's prime rate plus .50% (8.75% at June 29, 1996).

  The note payable due December 24, 1997 resulted from TRI's acquisition of James Duncan and Associates in December 1996 (see Note 3). The notes are unsecured and non-interest bearing and are payable in cash or stock to the principal employees of JDA in December 1997.

  The notes payable due November 30, 1998 resulted from TRI's acquisition of the former Axiom Consulting Group, Inc. in November 1994 (see Note 3). The notes are unsecured and are payable to the former stockholders of Axiom Consulting Group, Inc. in semi-annual installments of $125,000, plus interest at the prime rate published in The Wall Street Journal, beginning in May 1996.

  The notes payable due June 30, 2000 resulted from ARI's repurchase of 127,609 shares of common stock and 465,000 shares of preferred stock from certain of its stockholders in June 1995 at a price of $.24 and $.65 per share, respectively. These repurchased shares have been excluded from the number of shares issued and outstanding on the accompanying consolidated balance sheet. In conjunction with this transaction, ARI issued $261,000 in promissory notes, recorded as long-term debt on the accompanying balance sheet, due through June 30, 2000 in five equal installments of $63,000, including interest of 6.83%, with the first payment due in June 1996. These notes are unsecured.

  The term loan due August 27, 2010 is payable to a bank in monthly installments of $12,000, including interest, and is collateralized by certain property of the Trust and the personal guarantee of The Registry's president and significant stockholder.

  The term loan due April 1, 2013 is payable in semi-annual installments of $34,000, including interest, and is secured by a mortgage on the land and building of the Trust and the assignment of a life insurance policy on The Registry's president and majority stockholder.

                              THE REGISTRY, INC.

  Aggregate maturities of long-term debt are as follows at June 28, 1997:

   1998.............................................................. $  473,000
   1999..............................................................    226,000
   2000..............................................................    110,000
   2001..............................................................     53,000
   2002..............................................................     60,000
   Thereafter........................................................  1,799,000
                                                                      ----------
                                                                      $2,721,000
                                                                      ==========

9. INCOME TAXES

  Prior to January 1, 1996 and November 27, 1996, America's Registry and SCR, respectively, had each elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholders and reported on their personal tax returns.

  America's Registry's and SCR's election to be treated as an S Corporation terminated in conjunction with the acquisition of all of the common stock of America's Registry and SCR by TRI (see Notes 2 and 4), effective January 1, 1996 and November 27, 1996, respectively. As a result, the income or loss of America's Registry commencing on January 1, 1996 and the income or loss of SCR commencing on November 27, 1996 is subject to corporate income tax. The income tax provision (benefit) described below for the years ended June 29, 1996 and June 28, 1997 includes the income taxes related to America's Registry since January 1, 1996 and the income tax provision (benefit) for the year ended June 28, 1997 includes the income taxes related to SCR since November 27, 1996. The unaudited pro forma provision for income taxes and pro forma net income on the accompanying consolidated statement of income (see Note 16) reflects the estimated results of operations if America's Registry and SCR had been subject to corporate income taxes during the years ended June 24, 1995, June 29, 1996, and June 28, 1997.

  At the time of conversion of America's Registry from an S Corporation to a C Corporation, a net deferred tax liability of $642,000 was recorded through the income tax provision on January 1, 1996. This deferred tax liability was comprised principally of the remaining effects of America's Registry converting from the cash basis to the accrual basis for tax reporting purposes on January 1, 1994, offset by deferred tax assets for certain accrued expenses which are recognized in different periods for financial and tax reporting.

  At the time of conversion of SCR from an S corporation to a C corporation, a net deferred tax asset of $403,000 was recorded through the income tax provision on November 27, 1996. This deferred tax asset was comprised principally of certain accrued expenses and allowances which are recognized in different periods for financial and tax reporting.

                              THE REGISTRY, INC.

  The components of the provision (benefit) for federal and state income taxes are as follows:

                                         YEAR ENDED  YEAR ENDED   YEAR ENDED
                                          JUNE 24,    JUNE 29,     JUNE 28,
                                            1995        1996         1997
                                         ----------  -----------  -----------
   Current:
     Federal............................ $  875,000  $ 3,076,000  $ 8,595,000
     State..............................    275,000      814,000    2,087,000
     Foreign............................        --           --        51,000
                                         ----------  -----------  -----------
                                          1,150,000    3,890,000   10,733,000
   Deferred:
     Federal............................   (219,000)  (1,082,000)    (574,000)
     State..............................    (56,000)    (323,000)    (129,000)
                                         ----------  -----------  -----------
                                           (275,000)  (1,405,000)    (703,000)
   Change in tax status of America's
    Registry and SCR....................        --       642,000     (403,000)
                                         ----------  -----------  -----------
                                         $  875,000  $ 3,127,000  $ 9,627,000
                                         ==========  ===========  ===========

  Foreign pre-tax income was not material.

  Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at June 29, 1996 and June 28, 1997:

                                                          JUNE 29,    JUNE 28,
                                                            1996        1997
                                                         ----------  ----------
   Deferred tax assets:
     Net operating loss and credit carry forwards....... $   53,000  $  165,000
     Allowance for doubtful accounts....................    135,000     484,000
     Accounts payable and accrued expenses..............    447,000     997,000
     Other..............................................     32,000      59,000
                                                         ----------  ----------
       Total gross deferred tax assets..................    667,000   1,705,000
                                                         ----------  ----------
   Deferred tax liabilities:
     Conversion from cash to accrual basis..............  1,041,000     781,000
     Prepaid expenses...................................     82,000      31,000
     Fixed assets.......................................    167,000     273,000
     Other..............................................     57,000     185,000
                                                         ----------  ----------
       Total gross deferred tax liabilities.............  1,347,000   1,270,000
                                                         ----------  ----------
       Net deferred tax asset (liability)............... $ (680,000) $  435,000
                                                         ==========  ==========

                              THE REGISTRY, INC.

  Income taxes computed using the federal statutory income tax rate differs from The Registry's effective tax rate primarily due to the following:

                                               YEAR ENDED YEAR ENDED YEAR ENDED
                                                JUNE 24,   JUNE 29,   JUNE 28,
                                                  1995       1996       1997
                                               ---------- ---------- ----------
   Statutory U.S. federal tax rate...........    35.0 %     35.0 %     35.0 %
   State taxes, net of federal tax benefit...     3.1 %      3.4 %      6.2 %
   Income from America's Registry and SCR not
    taxable for corporate income tax
    purposes.................................   (19.3)%    (14.3)%     (2.2)%
   Non-deductible expenses...................     0.7 %      1.6 %      9.3 %
   Amortization of goodwill not deductible
    for corporate income tax purposes........     0.4 %      0.3 %      0.5 %
   Change in tax status of America's Regis-
    try/ SCR.................................       --       6.6 %     (2.0)%
   Other.....................................    (1.2)%     (0.6)%      0.1 %
                                                -------    -------     ------
   Effective tax rate........................    18.7 %     32.0 %     46.9 %
                                                =======    =======     ======

  Non-deductible expenses during the year ended June 24, 1995, primarily relate to meals and entertainment expenses. Non-deductible expenses during the years ended June 29, 1996 and June 28, 1997 primarily relate to certain costs incurred in connection with the acquisitions of ARI and SCR.

10. STOCKHOLDERS' EQUITY

 Preferred Stock, $.10 par value

  On April 10, 1996, The Registry's then sole stockholder authorized 1,000,000 shares of preferred stock, $.10 par value. Preferred stock may be issued in one or more series at the discretion of the Board of Directors of The Registry (without stockholder approval) with such designations, rights and preferences as the Board of Directors may determine. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of The Registry's common stock.

 Preferred Stock, no par value

  The Registry's wholly-owned subsidiary, ARI, was authorized to issue 5,000,000 shares of preferred stock, of which 3,000,000 shares were designated as Series A Preferred Stock (the "Series A Preferred Stock"). The remaining preferred stock may have been issued from time to time in one or more additional series at the discretion of the Board of Directors. Shares of Series A Preferred Stock were non-redeemable and had a liquidation preference of $.79 per share plus any declared but unpaid dividends.

  Each share of Series A Preferred Stock was convertible into the number of shares of common stock that results from dividing the conversion price in effect at the time of conversion into $.79 for each share of Series A Preferred Stock being converted. The conversion price of the Series A Preferred Stock was initially $.2168 per share, subject to adjustment for stock splits, dividends, distributions and combinations. At June 29, 1996, all shares of Series A Preferred Stock were convertible into .274428 shares of The Registry's Common Stock based on a conversion price of $.2168 per share.

                              THE REGISTRY, INC.

  On November 26, 1996, in conjunction with the acquisition of ARI by TRI (see
Note 4), all of the outstanding shares of Series A Preferred Stock were converted into 717,080 shares of Common Stock.

 Stock Split and Authorized Shares

  On March 22, 1996, The Registry's then sole stockholder approved a 177.77778-for-1 stock split on the Common Stock of TRI. At that time, The Registry's stockholder also approved an increase to 12,000,000 in the number of authorized shares of the Common Stock of TRI, no par value. On April 10, 1996, The Registry's stockholder approved an additional increase to 29,000,000 in the number of authorized shares of the Common Stock of TRI. On November 21, 1996, The Registry's stockholders approved an additional increase to 49,000,000 in the number of authorized shares of Common Stock of TRI. On July 30, 1997, The Registry's stockholders approved an additional increase to 99,000,000 in the number of authorized shares of Common Stock of TRI.

  All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

 Sale of Common and Preferred Stock

  On November 19, 1996, ARI sold 55,000 units to an unrelated investor for net proceeds of $2,607,000. Each unit consisted of shares of ARI's Series A Preferred Stock and 0.5489 shares of The Registry's Common Stock, for a total of 165,000 shares of Series A Preferred Stock and 30,187 shares of Common Stock.

 Public Offering of Common Stock

  On June 10, 1996, The Registry completed its Initial Public Offering for the sale of 2,230,000 shares of common stock, which included 330,000 shares in respect of the underwriters' over-allotment option. The Registry received $34,498,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Additionally, The Registry had previously incurred $294,000 of costs related to the Initial Public Offering that were deferred in previous years which were also charged against the proceeds of the offering. Net proceeds were used to repay all outstanding indebtedness under The Registry's credit facility and certain term loans.

  On February 26, 1997, The Registry completed a secondary public offering for the sale of 1,234,166 shares of Common Stock, including reissuance of the treasury shares acquired in conjunction with the acquisition of SCR (see Note
4). The Registry received approximately $48,340,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. The excess of the cost of the treasury stock over the net reissuance price has been charged to retained earnings. Net proceeds were used to repay all outstanding indebtedness under The Registry's credit facility.

11. STOCK PLANS

  In March 1996, The Registry's then sole stockholder approved the formation of the 1996 Stock Plan, the 1996 Eligible Directors' Stock Plan and the 1996 Employee Stock Purchase Plan.

 1996 Stock Plan

  This plan authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, employee

                              THE REGISTRY, INC.

directors and consultants, to purchase up to 1,600,000 shares of common stock. In January 1997, The Registry's Board of Directors, subject to stockholder approval which was received on July 30, 1997, voted to increase the number of shares of Common Stock authorized under this plan to 3,600,000. In addition, in May 1997, the Board of Directors authorized an additional 1,000,000 shares of Common Stock available under this plan for non-qualified stock options to be issued to employees of businesses that The Registry acquires. Incentive stock options cannot be granted to consultants. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of The Registry's stock at the time of grant). For non-qualified options and stock purchase authorizations, the purchase price is determined by the Board of Directors within limits as set forth in the plan, but shall not be less than 85% of the fair market value of the common stock on the date of grant. The periods over which options are exercisable are determined by the Board of Directors. If permitted by the Board of Directors, employees may use previously acquired shares of The Registry's common stock (provided that such shares tendered have been held for at least six months) or may borrow money from The Registry on a recourse basis (for a period of time not to exceed five years) to pay the exercise price of shares purchased. Options may expire up to ten years after the date of grant (five years for incentive options granted to 10% stockholders). The Board of Directors has the discretion to designate non-qualified options as transferable. The plan will terminate in March 2006.

 1996 Eligible Directors' Stock Plan

  This plan authorizes the grant of an option to purchase 20,000 shares of common stock to each non-employee director on the date of the director's initial election to the Board of Directors. The exercise price of options granted is 100% of the closing price per share of common stock on the date of grant. Directors may use previously acquired shares of The Registry's common stock to pay the exercise price of shares purchased, provided that such shares tendered have been held for at least six months. An aggregate of 100,000 shares of common stock may be issued under the plan. Options are exercisable in four equal annual installments commencing on the first anniversary date of the grant. Options expire ten years after the date of grant. The plan will terminate in March 2006.

  In April and May 1996, options to purchase 20,000 shares each of common stock at an exercise price of $11.00 and $13.00 per share, respectively, were granted to newly-elected directors.

  Transactions under the 1996 Stock Plan and the Eligible Directors' Stock Plan are summarized as follows:

                                         JUNE 28, 1997        JUNE 29, 1996
                                      -------------------- --------------------
                                                  WEIGHTED             WEIGHTED
                                                  AVERAGE              AVERAGE
                                        NUMBER    EXERCISE   NUMBER    EXERCISE
                                      OF OPTIONS   PRICE   OF OPTIONS   PRICE
                                      ----------  -------- ----------  --------
   Outstanding at beginning of
    year............................  1,195,000    $11.22        --        --
   Granted..........................  1,584,234    $39.02  1,210,750    $11.22
   Exercised........................    (87,509)   $11.66        --        --
   Canceled.........................   (118,700)   $34.69    (15,750)   $11.22
                                      ---------            ---------
   Outstanding at end of year.......  2,573,025    $27.24  1,195,000    $11.22
                                      =========            =========
   Exercisable at end of year.......    157,625    $11.70        --        --
   Weighted average fair value of
    options granted during the peri-
    od..............................               $22.88               $ 3.06
   Options available for future
    grant...........................  2,039,466              505,000

                              THE REGISTRY, INC.

  The following table summarizes information about stock options outstanding at June 28, 1997:

                                                     WEIGHTED     WEIGHTED                     WEIGHTED
                                   NUMBER            AVERAGE      AVERAGE        NUMBER        AVERAGE
      RANGE OF                   OUTSTANDING        REMAINING     EXERCISE     EXERCISABLE     EXERCISE
   EXERCISE PRICES           AS OF JUNE 28, 1997 CONTRACTUAL LIFE  PRICE   AS OF JUNE 28, 1997  PRICE
   ---------------           ------------------- ---------------- -------- ------------------- --------
    $11.00-$13.00...........      1,076,325            8.71        $11.15        153,725        $11.15
    $16.00-$27.00...........         19,200             9.0        $21.04          1,600        $16.00
    $35.00..................        848,750            9.76        $35.00            --         $  --
    $40.75-$42.00...........         59,750            9.80        $41.96            400        $40.75
    $44.13-$44.25...........        464,000            9.60        $44.25          1,400        $44.13
    $46.25-$48.13...........        102,500            9.64        $46.81            --         $  --
    $52.00..................          2,500            9.43        $52.00            500        $52.00
                                  ---------                                      -------
    $11.00-$52.00...........      2,573,025            9.28        $27.24        157,625        $11.70
                                  =========                                      =======

  Options granted to date under these plans are exercisable ratably over a period of four to five years.

 1996 Employee Stock Purchase Plan

  This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, authorizes the grant of options to eligible employees on a semi-annual basis to purchase shares of The Registry's common stock. An aggregate of 300,000 shares of common stock has been reserved for issuance under this plan. The plan permits eligible employees to purchase up to 200 shares of common stock in any six month offering period through the accumulation of payroll deductions, which may not exceed 10% of the employee's compensation. Employees are eligible to participate if they have been employed by The Registry for at least eighteen months. Shares are purchased at 85% of the lower of the fair market value of The Registry's common stock at the beginning or end of each six month offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The first stock offering period under the plan commenced on June 5, 1996, the effective date of the registration statement covering The Registry's initial public offering. 28,089 shares of Common Stock were issued under this plan during the year ended June 28, 1997 at an issuance price of $14.45 per share. The plan will terminate in March 2006.

 SCR Option

  On April 1, 1993, SCR granted a non-qualifying stock option to a key employee to purchase 48,143 shares of common stock at an exercise price of $0.0073 per share. The option had a nine-year vesting period, subject to acceleration for certain events (such as the sale, merger or liquidation of SCR, or an initial public offering), and an expiration date of April 1, 2002. Compensation expense of $281,000, which represented the excess of the estimated fair value of the stock on the date of grant over the exercise price, was being recognized over the nine-year vesting period. The unrecognized portion of the compensation expense was recorded as a reduction of stockholders' equity in the accompanying balance sheet. Effective November 27, 1996, the stock option was exercised in accordance with the acceleration clause of the option agreement in connection with the acquisition of SCR by The Registry as described in Note 4, and the remaining unamortized balance of deferred stock compensation of $164,000 was recorded as expense at that time.

                              THE REGISTRY, INC.

 1994 ARI Stock Plan

  In 1994, ARI adopted the 1994 Stock Option Plan (the "1994 Plan"), under which 411,642 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon the exercise of stock options. ARI also had outstanding options to purchase 7,409 shares of common stock and 27,000 shares of Series A Preferred Stock which were granted prior to the adoption of the 1994 Plan. Stock options were granted at prices determined by ARI's former Board of Directors and generally may not be less than 100% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the 1994 Plan are for a period not to exceed ten years, are exercisable beginning generally one year after the date of grant and vest ratably over a maximum period of five years following the date of grant.

  Options which expire or are canceled shall become available for reissuance under the 1994 Plan. The 1994 Plan provides for an unvested share repurchase option on behalf of ARI. In the event an optionee ceases to be eligible under the 1994 Plan for any reason, shares acquired through the exercise of an option which have not yet vested may be repurchased by ARI at the higher of the option exercise price or the value of the stock being purchased on the date of termination. All stock options granted to ARI's former management employees fully vested in the event of a change of control, as defined by the Board of Directors.

  The Registry does not intend to grant any further options under the 1994
Plan.

  Transactions under the 1994 Plan are summarized as follows:

                                JUNE 28, 1997       JUNE 29, 1996       JUNE 24, 1995
                             ------------------- ------------------- -------------------
                                        WEIGHTED            WEIGHTED            WEIGHTED
                                        AVERAGE             AVERAGE             AVERAGE
                               NUMBER   EXERCISE   NUMBER   EXERCISE   NUMBER   EXERCISE
                             OF OPTIONS  PRICE   OF OPTIONS  PRICE   OF OPTIONS  PRICE
                             ---------- -------- ---------- -------- ---------- --------
   Outstanding at beginning
    of year................    210,486   $0.23    188,258    $0.23    151,485    $0.16
   Elimination of
    duplicated activity
    from July to December..                           823    $0.24
   Granted.................        --      --      41,164    $0.24     98,794    $0.24
   Exercised...............   (217,621)  $0.27    (18,935)   $0.24    (33,754)   $0.05
   Canceled................        --      --        (824)   $0.24    (28,267)   $0.07
   Conversion of Series A
    Preferred Stock options
    to Common Stock
    options................      7,409   $1.32        --       --         --       --
                              --------            -------             -------
   Outstanding at end of
    year...................        274   $0.24    210,486    $0.23    188,258    $0.23
                              ========            =======             =======
   Options exercisable at
    end of year............        274   $0.24     47,049    $0.20     32,767    $0.20
   Weighted average fair
    value of options
    granted during the
    period.................                --                $0.01               $0.01
   Options available for
    future grant...........    195,942            195,942             237,106

                              THE REGISTRY, INC.

                                             WEIGHTED
                                 NUMBER       AVERAGE   WEIGHTED     NUMBER     WEIGHTED
                              OUTSTANDING    REMAINING  AVERAGE   EXERCISABLE   AVERAGE
      RANGE OF               AS OF JUNE 28, CONTRACTUAL EXERCISE AS OF JUNE 28, EXERCISE
   EXERCISE PRICES                1997         LIFE      PRICE        1997       PRICE
   ---------------           -------------- ----------- -------- -------------- --------
    $0.24...................      274          7.47      $0.24        274        $0.24

  ARI also had options to purchase 27,000 shares of Series A Preferred Stock outstanding at June 24, 1995 and June 29, 1996. On November 26, 1996, in conjunction with the acquisition of ARI by TRI, all options to purchase Series A Preferred Stock were converted into options to purchase 7,409 shares of Common Stock. Additionally, all options outstanding under the 1994 Plan vested upon the date of the acquisition.

 Shares Reserved for Future Issuance

  A total of 4,808,707 and 271,911 shares of Registry Common Stock has been reserved for issuance under TRI's various stock option plans and employee stock purchase plan, respectively, at June 28, 1997.

 Accounting Treatment

  The Registry applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Compensation is recognized for the difference between the exercise price of options granted and the estimated fair value of the related shares on the date of grant, and is recorded over the vesting period. No compensation was recorded on grants made in any of the three years in the period ended June 28, 1997. Amortization of compensation expense totaled $31,000, $31,000 and $179,000 in the years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. The benefit of tax deductions associated with the exercise of non-qualified stock options or the disqualifying disposition of shares acquired through the exercise of incentive stock options in excess of the amount of compensation recorded for financial reporting purposes is recorded as a credit to additional paid-in capital.

  In October 1995, the FASB issued Statement of Financial Accounting Standards 123 ("SFAS 123") "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Registry adopted the disclosure provisions only of SFAS 123 in fiscal 1997. Had compensation cost for The Registry's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, The Registry's pro forma net income and earnings per share for the years ended June 29, 1996 and June 28, 1997 would have been reduced to the pro forma amounts indicated below:

                                          YEAR ENDED            YEAR ENDED
                                         JUNE 29, 1996         JUNE 28, 1997
                                     --------------------- ---------------------
                                                 PRO FORMA             PRO FORMA
                                      PRO FORMA  EARNINGS   PRO FORMA  EARNINGS
                                     NET INCOME  PER SHARE NET INCOME  PER SHARE
                                     ----------- --------- ----------- ---------
   As Reported...................... $ 5,537,000   $0.50   $ 9,972,000   $0.71
   Pro Forma........................ $ 5,241,000   $0.47   $ 6,317,160   $0.45

  Because options vest over several years and this pro forma disclosure only reflects grants made in the last two fiscal years, the effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

                              THE REGISTRY, INC.

  The fair market value of each stock option granted during the year ended June 29, 1996 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3.6 years, expected volatility of 0% (as the options were granted prior to the Registry's registration for its initial public offering), a dividend yield of 0% and risk-free interest rates of 6%. The fair market value of each stock option granted during the year ended June 28, 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 4.6 years, expected volatility of 43.5%, a dividend yield of 0% and risk-free interest rates of 6%.

  The fair market value of offerings under the Registry's stock purchase plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of .5 years, expected volatility of 43.5%, a dividend yield of 0% and risk-free interest rates of 6% in the fiscal years ended June 29, 1996 and June 28, 1997.

12. EMPLOYEE SAVINGS PLAN

  The Registry provides an employee retirement savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") which covers substantially all employees. Under the terms of the Plan, employees may contribute a percentage of their salary, up to a maximum of 15%, which is then invested in one or more of several mutual funds selected by the employee. The Registry may make contributions to the Plan at their discretion; such contributions totaled $31,000, $50,000 and $81,000 during the years ended June 24, 1995, June 29,
1996 and June 28, 1997, respectively.

13. COMMITMENTS

  In addition to leasing computer equipment under various capital leases (Note
5), The Registry occupies premises under various noncancelable operating leases which include terms requiring The Registry to pay a pro-rata portion of increased operating expenses and real estate taxes. The leases expire on various dates through 2007, and certain of the leases contain options for renewal or purchase of the related equipment.

  In January 1993, TRI entered into a three year lease with a real estate trust of which the president and significant shareholder of The Registry is the sole beneficiary ("the Trust"), which required annual rental payments of $120,000, payable in equal monthly installments of $10,000. This lease was amended in January of 1994 upon expansion of the leased area to require annual rental payments of $150,000, payable in equal monthly installments of $12,500. This lease was further amended in September 1995 upon expansion of the leased area to require annual payments of $357,000, payable in equal monthly installments of $29,800. The term of the lease was also extended through September 2010. During fiscal 1997, The Registry increased their rental space in the building, resulting in an increase in the monthly rent to $41,700. In conjunction with the amendment in September 1995, The Registry has begun to consolidate the accounts of the Trust on a prospective basis (see Note 15).

  Rent expense for the years ended June 24, 1995, June 29, 1996 (excluding amounts paid to the Trust after September 19, 1995) and June 28, 1997 was $1,746,000, $2,090,000 and $2,242,000, respectively.

                              THE REGISTRY, INC.

  At June 28, 1997, future minimum rental payments under noncancelable lease arrangements are as follows, excluding amounts payable to the Trust:

                                               OPERATING LEASES CAPITAL LEASES
                                               ---------------- --------------
   1998.......................................   $ 3,340,000       $45,000
   1999.......................................     3,278,000         9,000
   2000.......................................     2,674,000           --
   2001.......................................     2,341,000           --
   2002.......................................     1,666,000           --
   Thereafter.................................     2,245,000           --
                                                 -----------       -------
   Total minimum lease payments...............   $15,544,000        54,000
                                                 ===========
   Less--amount representing interest.........                       6,000
                                                                   -------
   Present value of obligations under capital
    leases....................................                     $48,000
                                                                   =======

14. FINANCIAL INSTRUMENTS

  The Registry enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

  The carrying amounts of The Registry's financial instruments, which include marketable securities, accounts receivable, notes receivable, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at June 29, 1996 and June 28, 1997.

15. CONSOLIDATION OF REAL ESTATE TRUST

  As described in Note 13, The Registry leases office space from a real estate trust, of which the president and significant stockholder of The Registry is the sole beneficiary and an officer of The Registry is the trustee. Effective September 19, 1995, The Registry renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. The modified lease terms expanded the amount of space which The Registry occupies, committed The Registry to rent the facility through the maturity date of the mortgage loan, and granted The Registry a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

  Accordingly, as of this date, The Registry obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, The Registry has consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. As of September 19, 1995, the Trust reported the following assets and liabilities:

   Fixed assets, net.............................................. $ 1,750,000
   Other current assets...........................................      49,000
   Security deposits and deferred income..........................     (84,000)
   Note payable to TRI............................................    (365,000)
   Mortgage loans payable.........................................  (1,461,000)
                                                                   -----------
                                                                   $  (111,000)
                                                                   ===========

                              THE REGISTRY, INC.

  In September 1995, one of the mortgage loans payable by the Trust was refinanced with a new mortgage loan (see Note 8). At this time, a distribution of $649,000 was made to the beneficiary of the Trust.

  Rental income from tenants during the period from September 19, 1995 through June 29, 1996 and for the year ended June 28, 1997 was $137,000 and $114,000, respectively, and is included in interest and other income in the accompanying consolidated statement of income. As of September 1997, The Registry will lease all of the remaining space in the building.

16. UNAUDITED PRO FORMA INCOME INFORMATION

  The following unaudited pro forma income tax information is presented as if America's Registry and SCR each had been a C corporation subject to federal and state income taxes throughout the periods presented.

                                              YEAR ENDED YEAR ENDED YEAR ENDED
                                               JUNE 24,   JUNE 29,   JUNE 28,
                                                 1995       1996       1997
                                              ---------- ---------- -----------
   Income before taxes....................... $4,667,000 $9,759,000 $20,527,000
   Pro forma income tax provision............  2,014,000  4,222,000  10,555,000
                                              ---------- ---------- -----------
   Pro forma net income...................... $2,653,000 $5,537,000 $ 9,972,000
                                              ========== ========== ===========

 Net Income Per Share

  Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of common and common equivalent shares outstanding, after considering the events described in Notes 2, 4, 10 and 11. Weighted average common and common equivalent shares include common shares and common shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. The weighted average number of common and common equivalent shares outstanding also includes common shares issuable upon conversion of ARI's preferred stock, using the exchange ratio of
0.274428 shares of TRI Common Stock for each share of ARI stock. Pursuant to Securities and Exchange Commissions Staff Accounting Bulletin No. 83, stock options granted during the twelve months prior to the date of the initial filing of The Registry's Registration Statement on Form S-1 have been included in the calculation of common equivalent shares using the treasury stock method, as if they were outstanding for all periods through the initial public offering.

17. LEGAL SETTLEMENT

  In August 1996, ARI received a settlement of $1,625,000 from its insurance company for payment of defense costs and certain expenses associated with a previous intellectual property rights matter. This amount, net of related expenses, has been included in interest and other income in the accompanying consolidated statement of income.

18. SUBSEQUENT EVENTS

 Merger with Renaissance Solutions, Inc.

  On July 31, 1997, pursuant to an Agreement and plan of Merger dated May 19, 1997, The Registry, through a wholly-owned subsidiary, acquired Renaissance Solutions, Inc., a Delaware corporation

                              THE REGISTRY, INC.

("Renaissance"). Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Pursuant to the agreement, each outstanding share of Renaissance capital stock was converted into the right to receive 0.80 shares of The Registry's common stock. The Registry also assumed outstanding options for the purchase of Renaissance common stock at the same conversion ratio. Immediately prior to the acquisition, there were 9,573,204 shares of Renaissance common stock and options to purchase 1,364,895 shares of Renaissance common stock outstanding.

  This transaction will be accounted for as a pooling-of-interests. Accordingly, beginning with the Company's September 27, 1997 financial results, the Company's financial statements will be restated to reflect this acquisition on a historical basis.

  Renaissance had a calendar year end and, accordingly, the results of operations for the year ended December 31, 1995 and December 31, 1996 will be combined with the results of operations for The Registry's fiscal years ended June 24, 1995 and June 29, 1996. In order to conform Renaissance's year end to TRI's fiscal year end, the consolidated statement of income for fiscal 1997 will include six months (July to December 1996) for Renaissance which will also be included in the consolidated statement of income for the fiscal year ended June 29, 1996. An adjustment will be made to retained earnings in fiscal 1997 to eliminate the duplication of net income of Renaissance for such six month period.

  During fiscal 1997, Renaissance billed The Registry $501,000 for consulting services provided to The Registry. This revenue will be eliminated from the results of operations of the combined entity. No material adjustments to net assets or results of operations will be necessary to conform the accounting practices of Renaissance to those of TRI. Certain reclassifications will be made to the financial statements of Renaissance to conform to TRI's classifications.

                               THE REGISTRY, INC.

  The following unaudited pro forma information reflects the combined financial position and results of operations of The Registry and Renaissance as if the merger had previously occurred.

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               YEAR ENDED YEAR ENDED YEAR ENDED
                                                JUNE 24,   JUNE 29,   JUNE 28,
                                                  1995       1996       1997
                                               ---------- ---------- ----------
   STATEMENT OF INCOME DATA:
   Revenue...................................   $189,521   $269,328   $389,043
   Cost of revenue...........................    137,625    192,520    277,499
                                                --------   --------   --------
                                                  51,896     76,808    111,544
   Selling, general and administrative ex-
    penses...................................     40,796     56,985     78,617
   Acquisition-related expenses..............        --       3,524      8,268
                                                --------   --------   --------
   Income from operations....................     11,100     16,299     24,659
   Interest and other income (expense), net..       (704)      (679)     3,892
                                                --------   --------   --------
   Income before taxes.......................     10,396     15,620     28,551
   Income tax provision......................      2,769      7,218     14,434
                                                --------   --------   --------
   Net income................................   $  7,627   $  8,402   $ 14,117
                                                ========   ========   ========
   Unaudited Pro Forma Information:
     Income before taxes.....................   $ 10,396   $ 15,620   $ 28,551
     Pro forma adjustment to officers' sala-
      ry.....................................        --       2,100      1,433
                                                --------   --------   --------
                                                  10,396     17,720     29,984
     Pro forma income tax provision..........      4,311      8,047     15,135
                                                --------   --------   --------
     Pro forma net income....................   $  6,085   $  9,673   $ 14,849
                                                ========   ========   ========
     Pro forma net income per share..........   $   0.36   $   0.53   $   0.68
                                                ========   ========   ========
     Weighted average common and common
      equivalent shares......................     16,746     18,126     21,739
                                                ========   ========   ========
   BALANCE SHEET DATA:
   Cash and cash equivalents.................   $  7,963   $ 63,122   $ 27,561
   Working capital...........................     23,712    107,927    129,363
   Total assets..............................     66,413    147,341    227,034
   Total debt................................     23,136      6,240      4,254
   Stockholders' equity......................     29,358    116,030    188,920

 McClain Group, Inc.

  On July 16, 1997, The Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of the McClain Group, Inc., a Virginia corporation ("McClain") for $15.4 million in cash. McClain is an information technology management consulting firm based in Richmond, Virginia. McClain will enhance The Registry's IT consulting and project management services and will operate under its strategies consulting subsidiary, Renaissance Solutions, Inc. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

                              THE REGISTRY, INC.

 Technomics Consultants International, Inc.

  On July 25, 1997, Renaissance, through a wholly-owned subsidiary, acquired all of the outstanding stock of Technomics Consultants International, Inc., an Illinois corporation ("Technomics") for $2.0 million in cash and up to $5.2 million in contingent consideration. Technomics is a management consulting firm based in Chicago, Illinois with offices in London, England; Hong Kong; Bombay, India; Tokyo, Japan; Ho Chi Minh City, Vietnam; Shanghai, PRC and Singapore. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

 Eligibility Management Systems, Inc.

  On August 27, 1997, The Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of the Eligibility Management Systems, Inc., a Florida corporation ("EMS") for $17 million in cash, of which $15 million was payable at the time of closing and $2 million is payable over the next two years. An additional $4.0 million in consideration may be payable subject to certain earnout arrangements. EMS is a management consulting firm based in Indianapolis, Indiana with offices in Austin, Texas; Denver, Colorado; Olympia, Washington; and Sacramento and Los Angeles, California. The acquisition will be accounted for as a purchase, and accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition.

  The excess of consideration paid over the estimated fair value of net assets acquired will be recorded as goodwill and amortized on a straight line basis over 30 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  The information required by this Item is included in Item I of this report or will be included under the captions "Election of Class II Director-- Nominee," "Election of Class II Director--Other Directors," "Election of Class II Director--Board Of Directors and Committees" and "Election of Class II Director--Director Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive
Compensation--Option Grants Under the Stock Option Plan," "Executive Compensation--Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year End Option Values" and "Executive Compensation--Employment Agreements" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at page 25.

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to The Registry's Registration Statement on Form S-1 (File No. 333-3366), The Registry's Registration Statement on Form S-4 (File No. 333-29755) and Renaissance's Registration Statement on Form S-1 (File No. 33-89524).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          THE REGISTRY, INC.

Date: September 25, 1997
                                                    /s/ G. Drew Conway
                                          By: _________________________________
                                                      G. DREW CONWAY
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                               AND CHAIRMAN OF THE BOARD OF
                                                         DIRECTORS

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

             SIGNATURES                      CAPACITY                DATE

         /s/ G. Drew Conway            President, Chief         September 25,
-------------------------------------   Executive Officer            1997
           G. DREW CONWAY               and Chairman of the
                                        Board of Directors
                                        (Principal
                                        Executive Officer

         /s/ Robert E. Foley           Chief Financial          September 25,
-------------------------------------   Officer and                  1997
           ROBERT E. FOLEY              Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

        /s/ Robert P. Badavas          Director                 September 25,
-------------------------------------                                1997
          ROBERT P. BADAVAS

         /s/ Paul C. O'Brien           Director                 September 25,
-------------------------------------                                1997
           PAUL C. O'BRIEN

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT                       PAGE
 -------                     -----------------------                       ----
  2.1(1) Stock Purchase Agreement between the Registrant and Axiom
         Consulting Group, Inc., dated November 30, 1996.
  3.1(1) Articles of Organization of Registrant, as amended through
         April 11, 1996.
  3.2(1) Restated Articles of Organization of Registrant, as filed in
         Massachusetts on May 13, 1996.
  3.3(1) By-Laws of Registrant, as amended through April 11, 1996.
  3.4(1) By-Laws of Registrant, as amended and restated on May 13, 1996.
  4.1(1) Articles 3, 4, 5, and 6 of the Articles of Organization of
         Registrant (included in Exhibit 3.2).
  4.2(1) Specimen Stock Certificate.
 10.1(1) Leases dated September 19, 1995 between the 189 Wells Avenue
         Realty Trust and The Registry for premises located at the 189
         Wells Avenue, Newton, Massachusetts.
 10.2(1) Registrant's 1996 Stock Plan and related form of stock option agreement.
 10.3(1) Registrant's 1996 Employee Stock Purchase Plan and related form of subscription agreement.
 10.4(1) Registrant's 1996 Eligible Directors' Stock Plan and related form of stock option agreement.*
 10.5(1) Accounts Receivable Management and Security Agreement dated as of February 29, 1996 by and among BNY Financial Corporation and each of The Registry, Inc., America's Registry, Inc. and The
         Registry, Inc. Network Consulting Practice.
 10.6(1) Employment Agreement dated May 1996 between Registrant and G.
         Drew Conway.*
 10.7(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by G. Drew Conway.
 10.8(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by the 189 Wells Avenue Realty Trust.
 10.8(2) Lease Agreement by and between Ladylin Properties Limited
         Partnership and Renaissance Solutions, Inc., dated as of
         November 1, 1993, as amended.
 10.9(3) Registration Rights Agreement dated as of May 19, 1997 among
         David A. Lubin, Harry M. Lasker, O. Bruce Gupton and Melissa E.
         Norton.
 21      Subsidiaries of Registrant.
 23.1    Consent of Price Waterhouse LLP.
 23.2    Consent of Ernst & Young LLP.
 23.3    Consent of Graves, McKenna, Lundeen & Almquist, P.L.L.P.
 27      Financial Data Schedule.

--------
 * Denotes management contract or compensation arrangements.
(1) Filed as an Exhibit to The Registry's Registration Statement on Form S-1 (File No. 333-3363) and incorporated by reference herein.
(2) Filed as an Exhibit to Renaissance's Registration Statement on Form S-1 (33-89524)
(3) Filed as an Exhibit to The Registry's Registration Statement on Form S-4 (333-29755) and incorporated by reference herein.

                                                                    SCHEDULE II

                              THE REGISTRY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                          ADDITIONS        DEDUCTIONS
                                    --------------------- -------------
                         BALANCE AT   CHARGED    CHARGED  WRITE-OFF OF   BALANCE
                         BEGINNING  TO COSTS AND TO OTHER UNCOLLECTIBLE AT END OF
                         OF PERIOD    EXPENSES   ACCOUNTS   ACCOUNTS     PERIOD
                         ---------- ------------ -------- ------------- ---------
Allowance for doubtful
 accounts:
  Year ended June 24,
   1995(1)..............    $237        $261       $ 0        $149        $349
  Year ended June 29,
   1996.................     349         357         0         193         513
  Year ended June 28,
   1997.................     513         540         0          57         996