Form 10-Q
period 1997-09-27
REGISTRY INC
filed 1997-11-12
CIK 1012123

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10Q


(Mark One)




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 27, 1997
                              --------------------------------------
                                           OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                    to
                          -------------------  --------------------


                         Commission File Number 028192
                                                ------

                              THE REGISTRY, INC.
            (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                              042920563
-------------------------                      --------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                               189 WELLS AVENUE
                               NEWTON, MA 02159
                                (617) 527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES    X    NO
                                       -------    ------


As of November 12, 1997, there were 21,874,133 shares of Common Stock, no par value, outstanding.

--------------------------------------------------------------------------------

                               THE REGISTRY, INC.


                               INDEX TO FORM 10-Q




                                                                                                             Page
                                                                                                          ---------

PART I          FINANCIAL INFORMATION
   Item 1.      Financial Statements
                Condensed Consolidated Balance Sheet at September 27, 1997 and June 28, 1997                  3

                Condensed Consolidated Statement of Operations for the three months ended
                September 27, 1997 and September 28, 1996                                                     4

                Condensed Consolidated Statement of  Cash Flows for the three months ended
                September 27, 1997 and September 28, 1996                                                     5

   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                                   10

PART II.        OTHER INFORMATION                                                                            14

                SIGNATURES                                                                                   15

                EXHIBIT INDEX                                                                                16




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

                               THE REGISTRY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                      SEPTEMBER 27, 1997             JUNE 28, 1997
Assets
Current assets
      Cash and cash equivalents                        $          6,852              $        27,561
      Marketable securities                                      12,434                       28,675
      Accounts receivable, net                                  113,669                       99,263
      Notes receivable                                            1,677                        2,045
      Deferred income taxes                                       2,743                        2,299
      Other current assets                                        4,683                        3,793
                                                    ----------------------       ----------------------
              Total current assets                              142,058                      163,636
Fixed assets, net                                                18,393                       16,135
Notes receivable from officers                                      123                          147
Other assets                                                     86,674                       47,140
Deferred income taxes                                               136                            -
                                                    ----------------------       ----------------------
              Total assets                              $       247,384               $      227,058
                                                    ----------------------       ----------------------

Liabilities and Stockholders' Equity
Current liabilities
      Line of credit                                   $         10,987             $          1,485
      Current portion of long-term debt                             853                          515
      Accounts payable                                            4,710                        6,197
      Accrued salaries and wages                                 12,768                        9,913
      Other accrued expenses                                     27,446                       14,254
       Income taxes payable                                         607                        1,433
      Deferred income taxes                                         947                          476
                                                    ----------------------       ----------------------
              Total current liabilities                          58,318                       34,273
Deferred income taxes                                             1,323                        1,115
Long-term debt                                                    2,281                        2,254
Other liabilities                                                   535                          496

Commitments and contingencies
Stockholders' equity
      Preferred stock                                                 -                            -
      Common stock                                                4,703                        4,703
      Additional paid-in capital                                159,885                      156,957
      Notes receivable from stockholders                           (226)                        (226)
      Retained earnings                                          20,632                       27,428
      Unrealized gain (loss) on investments                          24                          (21)
      Cumulative translation adjustment                             (91)                          79
                                                    ----------------------       ----------------------
              Total stockholders' equity                        184,927                      188,920
                                                    ----------------------       ----------------------
                                                        $       247,384               $      227,058
                                                    ----------------------       ----------------------


  The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                              FOR THE QUARTER ENDED
                                                                 SEPTEMBER 27, 1997            SEPTEMBER 28, 1996
Revenue                                                               $       121,478              $         83,429
Cost of revenue                                                                83,101                        59,965
                                                              -------------------------      ------------------------
                                                                               38,377                        23,464
Selling, general and administrative expenses                                   26,687                        16,755
Acquisition-related expenses                                                   14,406                           241
                                                              -------------------------      ------------------------
Income (loss) from operations                                                  (2,716)                        6,468
Interest and other income, net                                                    262                         2,069
                                                              -----------------------         -----------------------
Income (loss) before taxes                                                     (2,454)                        8,537
Income tax provision                                                            4,342                         3,413
                                                              -------------------------      ------------------------
Net income (loss)                                                     $        (6,796)             $          5,124
                                                              -------------------------      ------------------------

Net loss per share                                                    $         (0.31)
                                                              -------------------------
Weighted average common and
    common equivalent shares                                                   21,843
                                                              -------------------------

Pro forma information
      Income before taxes                                                                          $          8,537
      Proforma adjustment to officers' salary                                                                 1,042
                                                                                             ------------------------
                                                                                                              9,579
      Pro forma income tax provision                                                                          3,762
                                                                                             ------------------------
       Pro forma net income                                                                        $          5,817
                                                                                             ------------------------

      Pro forma net income  per share                                                              $           0.28
                                                                                             ------------------------
      Weighted average common and
          common equivalent shares                                                                           20,857
                                                                                             ------------------------


   The accompanying notes are an integral part of these financial statements.

                               THE REGISTRY, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                 SEPTEMBER 27, 1997            SEPTEMBER 28, 1996
Cash flows from operating activities:
         Net income (loss)                                                         $        (6,796)               $     5,124
         Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities
               Depreciation and amortization                                                 1,800                        511
               Amortization of deferred stock compensation                                       -                          8
               Provision for losses on accounts receivable                                     610                        322
               Deferred income taxes                                                          (393)                      (332)
               Increase in accounts receivable                                             (13,114)                    (4,856)
               Increase  in other current assets                                              (787)                      (140)
               Increase in other assets                                                       (688)                    -
               Decrease in accounts payable                                                 (1,101)                      (549)
               Increase in accrued expenses                                                  6,842                      1,458
               Increase in accrued salaries and wages                                        2,664                      1,084
               Decrease in accrued income taxes                                               (724)                      (289)
               Increase in other liabilities                                                    39                         23
                                                                                ---------------------         ---------------------
                    Net cash provided by (used for) operating activities                   (11,648)                     2,364
                                                                                ---------------------         ---------------------
Cash flows from investing activities
         Cash disbursed for acquisitions                                                   (34,211)                    (2,476)
         Increase in notes receivable from officers                                            (43)                      (526)
         Repayment of notes receivable from officers                                           176                    -
         Decrease in notes receivable from related parties                                     (14)                       (34)
         Purchase of marketable securities                                                  (1,560)                    (6,288)
         Sale of marketable securities                                                      17,846                    -
         Purchases of fixed assets                                                          (3,544)                    (1,621)
         Proceeds from sale of fixed assets                                              -                                830
                                                                                ---------------------         ---------------------
                     Net cash used for investing activities                                (21,350)                   (10,115)
                                                                                ---------------------         ---------------------
Cash flows from financing activities
         Cash proceeds from exercise of stock options                                        1,350                      1,472
         Cash proceeds from stock purchase plan                                              1,476                        371
         Net borrowings (repayments) on line of credit                                       9,502                       (675)
         Principal payments on long-term debt                                                  (72)                      (941)
         Proceeds from issuance of long-term debt                                              206                      1,793
         Distributions                                                                   -                               (959)
                                                                                ---------------------         ---------------------
                    Net cash provided by financing activities                               12,462                      1,061
                                                                                ---------------------         ---------------------
         Effect of exchange rate changes on cash and cash equivalents                         (171)                        10
                                                                                ---------------------         ---------------------
Net decrease in cash and cash equivalents                                                  (20,709)                    (6,680)
Cash and cash equivalents, beginning of period                                              27,561                     38,062
                                                                                ---------------------         ---------------------
Cash and cash equivalents, end of period                                          $          6,852               $     31,382
                                                                                ---------------------         ---------------------

   The accompanying notes are an integral part of these financial statements.

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.          NATURE OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of Business
            The Registry, Inc. ("TRI" or the "Company") is a worldwide provider of integrated business and information technology ("IT") consulting services to organizations with complex IT operations in a broad range of industries. As of September 27, 1997, the Company maintained offices in sixty-seven locations worldwide.

            Basis of Consolidation
            The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. On July 31, 1997 the Company completed an acquisition of Renaissance Solutions, Inc. ("Renaissance")(see Note 2). This acquisition has been accounted for using the pooling-of-interests method and, accordingly, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company and Renaissance for all periods presented. All intercompany balances and transactions have been eliminated.

            Interim Financial Statements
            The condensed consolidated balance sheet at September 27, 1997 and condensed consolidated statements of operations and of cash flows for the three month periods ended September 27, 1997 and September 28, 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 27, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. The balance sheet at June 28, 1997 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended June 28, 1997 which are contained in the Company's 1997 Annual Report on Form 10-K.

            Reclassifications
            Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

            Pro forma income information
            The pro forma information is presented to show (i) the effects on 1996 of the contractual reduction of International Systems Services Corporation's ("ISS") officer's compensation following the acquisition of ISS by Renaissance in December of 1996 and (ii) the federal and state income taxes that would have been provided for in the three months ended September 28, 1996 on the proforma income before taxes if certain of the Company's subsidiaries had been C Corporations in the period.

            Pro forma net income(loss) per share
            Pro forma net income (loss) per share has been computed by dividing pro forma net income (loss) by the weighted average number of common shares outstanding and common equivalent shares which may be issuable upon exercise of outstanding stock options, computed using the treasury stock method. The weighted average number of common and common equivalent shares outstanding for the three months ended September 28, 1996 also includes common shares issuable upon conversion of Application Resources, Inc.'s ("ARI") preferred stock, using the exchange ratio of 0.274428 shares of TRI Common Stock for each share of ARI stock. Pro forma weighted

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            average number of common shares also assumes the shares issued in connection with the Renaissance acquisition were outstanding for all periods presented.

            Translation of foreign currencies
            The functional currency for the Company's foreign subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

            Recently enacted accounting standards
            In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares, common share equivalents, and other convertible securities outstanding. SFAS 128 is effective in the Company's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had the Company been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings (loss) per share:
                                      Three months ended
              September 27, 1997                             September 28, 1996
                    $(0.31)                                        $0.30

            Diluted earnings per share, computed under the provisions of SFAS 128 would not have differed materially from the pro forma net income
            (loss) per share amounts previously reported by the Company. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting of comprehensive income in a company's full set of financial statements and is effective for fiscal years beginning after December 15, 1997

            Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reported by an entity will disclose both net income and other currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 will affect the Company's reporting of unrealized gains and losses on marketable securities, as well as the reporting of translation adjustments resulting from certain investments in foreign subsidiaries. Such disclosures of comprehensive income will be in addition to existing reporting of net income. The Company will adopt this statement as required.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented.

            SFAS 131 requires that companies disclose information about operating segments in annual and interim financial statements. SFAS 131 utilizes the "management approach" in determining what constitutes an operating segment. An operating segment is defined in SFAS 131 as a business

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            component:
            . which engages in business activities from which it may earn revenues and incur expenses
            . whose operating results are regularly reviewed by
              a chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
            . for which discrete financial information is available.

            SFAS 131 requires that a company disclose information about operating segments that meet any of the following thresholds:
            . its reported revenue, including both customer and intersegment sales, is greater than or equal to 10% of combined revenue
            . the absolute amount of its reported profit or loss is greater than
              10% or more of the absolute amount of (1) the combined reported profit of all segments that did not report a loss or (2) the combined reported losses of all segments that did report a loss,
            . its assets are greater than or equals to 10% or more of combined assets of all operating segments.

            The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows. Management is currently assessing which operating segments of the Company will require disclosure and the Company will adopt the statement as required.

2.          MERGER WITH RENAISSANCE SOLUTIONS, INC.

            On July 31, 1997 pursuant to an Agreement and Plan of Merger dated May 19, 1997 (the "Agreement"), The Registry, through a wholly-owned subsidiary, acquired Renaissance Solutions, Inc., a Delaware corporation ("Renaissance"). Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Pursuant to the Agreement, each outstanding share of Renaissance capital stock was converted into the right to receive 0.80 shares of The Registry's common stock. The Company also assumed outstanding options for the purchase of Renaissance common stock at the same conversion ratio. Immediately prior to the acquisition, there were 9,573,204 shares of Renaissance common stock and options to purchase 1,354,895 shares of Renaissance common stock outstanding.

            This transaction has been accounted for as a pooling-of-interests and accordingly, all amounts have been restated to reflect this acquisition on a historical basis. Costs associated with this transaction have been expensed as incurred.


3.          ACQUISITION OF SUBSIDIARIES - PURCHASES

            McClain Group, Inc. On July 16, 1997, The Registry, through a wholly owned subsidiary, acquired all of the outstanding stock of the McClain Group, Inc., a Virginia corporation ("McClain") for $15.4 million in cash. McClain is an information technology management consulting firm based in Richmond, Virginia. McClain provides IT consulting and project management services and operates under its strategies consulting subsidiary, Renaissance Solutions, Inc.

            Technomics Consultants International, Inc. On July 25, 1997, Renaissance, through a wholly owned subsidiary, acquired all of the outstanding stock of Technomics Consultants International, Inc., an Illinois corporation ("Technomics") for $2.0 million in cash and up to $5.2 million in contingent consideration. Technomics is a management consulting firm based in Chicago, Illinois with offices in London, England; Hong Kong; Bombay, India; Tokyo, Japan; Ho Chi Minh City, Vietnam; Shanghai, PRC and Singapore.

            Eligibility Management Systems, Inc. On August 27, 1997, the Company acquired all of the outstanding stock of Eligibility Management Systems,

THE REGISTRY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            Inc., a Florida corporation ("EMS") for $17.0 million in cash, of which $15.0 million was payable at the time of closing and $2.0 million is payable over the next two years. An additional $4.0 million in consideration may be payable subject to certain earnout arrangements.

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

            The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended September 27, 1997 and September 28, 1996 would not materially differ from TRI's reported results of operations.

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


                                                                                              THREE MONTHS ENDED
                                                                                       SEPT 27, 1997         SEPT 28, 1996
              Revenue                                                                       100.0 %             100.0%
              Cost of revenue                                                                68.4                71.9
                                                                                       ---------------     --------------
              Gross profit                                                                   31.6                28.1
              Selling, general and administrative expenses                                   22.0                20.1
              Acquisition-related expenses                                                   11.8                 0.3
                                                                                       ---------------     --------------
              Income (loss) from operations                                                  (2.2)                7.7
              Interest and other income, net                                                  0.2                 2.5
                                                                                       ---------------     --------------
              Income (loss) before taxes                                                     (2.0)               10.2
              Income tax provision                                                            3.6                 4.1
                                                                                       ---------------     --------------
              Net income (loss)                                                              (5.6)%               6.1%
                                                                                       ---------------     --------------

              Pro forma information
                         Income before taxes                                                                     10.2%
                         Pro forma adjustment to officers' salary                                                 1.2
                                                                                                           --------------
                                                                                                                 11.4
                         Pro forma income tax provision                                                           4.4
                                                                                                           --------------
                         Pro forma net income                                                                     7.0%
                                                                                                           --------------

            THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

            Revenue. Revenue increased 45.6% to $121.5 million for the first quarter of fiscal 1998 from $83.4 million in the first quarter of fiscal 1997. This increase was attributable primarily to increases in the revenue of The Registry's professional services operations in the quarter resulting in a greater number of IT consultants being placed with the Company's clients during the period. In addition, revenue attributable to the Company's strategic and management consulting services of Renaissance also increased due to both organic growth at Renaissance and the addition of the C.M. Management Systems, Ltd., Inc. and COBA Consulting Limited acquisitions in fiscal 1997.

            Gross Profit. Gross profit increased 63.6% to $38.4 million for the first quarter of fiscal 1998 from $23.5 million in the comparable prior period. As a percentage of revenue, gross profit increased to 31.6% for the period compared to 28.1% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic and management consulting engagements resulting from acquisitions in the strategic consulting services area and the increased utilization of staff IT consultants compared with the prior period.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 59.3% to $26.7 million for the first quarter of fiscal 1998 from $16.8 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 22.0% from 20.1% for the comparable prior period. This increase was attributable primarily to the costs of the integration of and redundant processes in the recently added acquisitions, as well as the investments in the Company's infrastructure to support the growth of the past year. Acquisition-related expenses associated with the merger with Renaissance consisting primarily of investment banking, legal, and accounting costs and certain payments made under change of control provisions have been recorded as a separate line item in the Company's Statement of Operations.

            Interest and Other Income, Net. Interest and other income, net, decreased 87.3% to $262,000 in income for the first quarter of fiscal 1998 from $2.1 million in income for the first quarter of fiscal 1997. The decrease in the income was a result of $1.6 million insurance settlement which was received in the first quarter of fiscal 1997.

            LIQUIDITY AND CAPITAL RESOURCES

                        On July 31, 1997 pursuant to an Agreement and Plan of
            Merger dated May 19, 1997, The Registry, through a wholly-owned subsidiary, acquired Renaissance Solutions, Inc., a Delaware corporation. Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. Pursuant to the agreement, each outstanding share of Renaissance capital stock was converted into the right to receive
            0.80 shares of The Registry's common stock. The Registry also assumed outstanding options for the purchase of Renaissance common stock at the same conversion ratio. The Company issued 7,658,563 shares of TRI common stock and assumed options to purchase 1,083,916 shares of TRI common stock as a result of the merger.

                        The Company entered into a $25 million revolving advance
            facility with BNY Financial Corporation (the "BNY Line of Credit"). This facility allows the Company to borrow the lesser of $25 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrence of additional debt and the payment of dividends on the Company's common or preferred stock. Additionally, the BNY Line of Credit requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. The Company was on September 27, 1997 and is currently in compliance with these financial covenants.

                        As of September 27, 1997, there was approximately $9.8
            million outstanding under the BNY Line of Credit. The BNY Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option. In addition, at September 27, 1997, the Company had invested $12.4 million in municipal and federal bonds held at various interest rates.

                        In June 1997, The Company entered into a line of credit
            agreement with a foreign bank to provide an overdraft facility of 1,400,000 British Sterling to a subsidiary located in Great Britain. This facility matures on January 31, 1998 and is secured by a $2.0 million standby letter of credit from a U.S. bank. There was $1,195,000 drawn on this facility as of September 27, 1997.

                        The Company had negative cash flows from operations of
            $11.6 million for the three months ended September 27, 1997. The negative operating cash flows during this period reflected a $13.1 million increase in net accounts receivable during the period due primarily to the increase in revenues as well as the timing of invoicing on certain deliverable based projects. The Company's operating cash flows and working capital requirements are significantly affected by the timing of the payment of payroll and the receipt of payment from the customer. The Company pays its employees on a weekly or bi-weekly basis. Clients are generally invoiced for services either at the end of the applicable pay period, on a monthly basis, or on a deliverable basis for some management and strategic consulting engagements. Additionally cash flows from operations were impacted by fluctuations in accrual and payable balances between the periods and an increase in accrued expenses related to the acquisition costs incurred during the period.

                        The Company had negative cash flows from investing
            activities of $21.4 million for the
            three months ended September 27, 1997. The primary use of cash for investing activities in the three months ended September 27, 1997 was $34.2 million for acquisitions completed in this period. This was offset in part by $16.3 million in net cash received for marketable securities sold and matured during the period. Capital expenditures totaled $3.5 million for the three months ended September 27, 1997 and were related primarily to the upgrade of the computer systems at the Company's recent acquisitions as well as the upgrade of the Company's IT infrastructure.

                        The Company had cash provided by financing activities of
            $12.5 million for the three months ended September 27, 1997 principally from borrowings against its BNY Line of Credit. In addition $1.5 million was received from employees for purchases of common stock under the Employee Stock Purchase Program.

                        The Company anticipates that its primary uses of working
            capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $7.5 million in capital expenditures in the next twelve months principally to upgrade its computer system. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the cash flow from operations and borrowings under the Line of Credit, which is presently under negotiations to be increased to $50 million, will be sufficient to meet the Company's anticipated working capital needs for the next 12 months.

            RECENT ACQUISITIONS

            McClain Group, Inc. On July 16, 1997, The Registry, through a wholly-owned subsidiary, acquired all of the outstanding stock of the McClain Group, Inc., a Virginia corporation ("McClain") for $15.4 million in cash. McClain is an information technology management consulting firm based in Richmond, Virginia. McClain provides IT consulting and project management services and operates under its strategies consulting subsidiary, Renaissance Solutions, Inc.

            Technomics Consultants International, Inc. On July 25, 1997, Renaissance, through a wholly owned subsidiary, acquired all of the outstanding stock of Technomics Consultants International, Inc., an Illinois corporation ("Technomics") for $2.0 million in cash and up to $5.2 million in contingent consideration. Technomics is a management consulting firm based in Chicago, Illinois with offices in London, England; Hong Kong; Bombay, India; Tokyo, Japan; Ho Chi Minh City, Vietnam; Shanghai, PRC and Singapore.

            Eligibility Management Systems, Inc. On August 27, 1997, The Registry, through a wholly owned subsidiary, acquired all of the outstanding stock of the Eligibility Management Systems, Inc., a Florida corporation ("EMS") for $17 million in cash, of which $15 million was payable at the time of closing and $2 million is payable over the next two years. An additional $4.0 million in consideration may be payable subject to certain earnout arrangements.

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

            The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended September 27, 1997 and September 28, 1996 would not materially differ from TRI's reported results of operations.



            RECENTLY ENACTED ACCOUNTING STANDARD
            In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that currently used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares, common share equivalents, and other convertible securities outstanding. SFAS 128 is effective in the Company's second quarter of fiscal 1998 and will be adopted at that time with retroactive restatement of all previously reported amounts. Had the Company been following the provisions of SFAS 128 historically, the following pro forma amounts would have been reported for basic earnings (loss) per share:
                                          Three months ended
                       September 27 1997                      September 28, 1996
                         $(0.31)                                     $0.30

            Diluted earnings per share, computed under the provisions of SFAS 128 would not have differed materially from the pro forma net income
            (loss) per share amounts previously reported by the Company. The adoption of SFAS 128 will have no effect on the Company's financial position or cash flows. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting of comprehensive income in a company's full set of financial statements and is effective for fiscal years beginning after December 15, 1997

            Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reported by an entity will disclose both net income and other currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 will affect The Registry's reporting of unrealized gains and losses on marketable securities, as well as the reporting of translation adjustments resulting from certain investments in foreign subsidiaries. Such disclosures of comprehensive income will be in addition to existing reporting of net income. The Registry will adopt this statement as required.

            In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented.

            SFAS 131 requires that companies disclose information about operating segments in annual and interim financial statements. SFAS 131 utilizes the "management approach" in determining what constitutes an operating segment. An operating segment is defined in SFAS 131 as a business component:
            . which engages in business activities from which it may earn revenues and incur expenses
            . whose operating results are regularly reviewed by a chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and . for which discrete financial information is available.

            SFAS 131 requires that a company disclose information about operating segments that meet any of the following thresholds:
            . its reported revenue, including both
            customer and intersegment sales, is greater than or equal to 10% of combined revenue
            . the absolute amount of its reported profit or loss is greater than 10% or more of the absolute amount of (1) the combined reported profit of all segments that did not report a loss or (2) the combined reported losses of all segments that did report a loss, . its assets are greater than or equals to 10% or more of combined assets of all operating segments.

            The adoption of SFAS 131 will not impact The Registry's financial position, results of operations or cash flows. Management is currently assessing which operating segments of the Company will require disclosure and the Company will adopt the statement as required.

            CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

            The foregoing forward-looking statements which may involve certain risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, its dependence on key clients, risks associated with international operations, its dependence on key personnel, the Company's relatively short history of profitability, the impact of the government regulation of immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For a more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Annual Report on Form 10-K. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.



            PART II.    OTHER INFORMATION

            Item 1 - Legal Proceedings
            Not applicable

            Item 2 - Change in Securities
            Not applicable.

            Item 3 - Defaults Upon Senior Securities
            Not applicable

            Item 4 - Submission of Matters to a Vote of Security Holders
            1. A special meeting of stockholders was held on July 30, 1997 (the "Special Meeting") to approve the issuance of shares of the Company's common stock, no par value, pursuant to the Agreement and Plan of Merger, dated as of May 19, 1997 among the Company, Rain Acquisition Corp., a wholly owned subsidiary of the Company, and Renaissance. 12,505,744 votes were cast for the issuance, 98,478 votes were cast against 69 votes abstained, and 265,066 broker nonvotes.

            2. At the Special Meeting the approval was also sought for the amendment of the Company's 1996 Stock Plan. The amendment increased the shares of Common Stock available for issuance under the 1996 Stock Plan by 2,000,000 shares. The vote was 10,753,981 for and 1,850,235 against, with 75 abstentions and 265,066 broker nonvotes.

            3. At the Special Meeting the approval was also sought for an amendment to the Company's Restated Articles of Organization (the "Charter Amendment"). The Charter Amendment increased the authorized shares of Common Stock from 49,000,000 to 99,000,000 shares. The vote was 12,755,739 for and 109,143 against, with 4,475 abstentions.

            Item 6 - Exhibits and Reports on Form 8-K

            a.    See Exhibit Index, Page 15
            b.    Reports on Form  8-K
                  Reports on Form 8-K related to the Company's acquisitions were filed on July 21, 1997; August 12, 1997, and September 10, 1997 and are incorporated herein by reference.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE REGISTRY, INC.
                                             (Registrant)

 Date:      November 12, 1997                By: /s/ G. Drew Conway
                                             --------------------------
                                                 G. Drew Conway, President
                                                 and Chief Executive Officer
                                                 (Principal Executive
                                                 Officer)

 Date:      November 12, 1997                By: /s/ Robert E. Foley
                                             ---------------------------
                                                 Robert E. Foley, Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                              THE REGISTRY, INC.
                                 EXHIBIT INDEX

Exhibit                                                      Page

27              Financial Data Schedule