Form 10-K405
period 1997-12-27
RENAISSANCE WORLDWIDE INC
filed 1998-03-27
CIK 1012123

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-K


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



       FOR THE TRANSITION PERIOD FROM JUNE 28, 1997 TO DECEMBER 27, 1997

                         COMMISSION FILE NUMBER 0-28192


                          RENAISSANCE WORLDWIDE, INC.
             (Exact Name of Registrant as Specified in its Charter)


                                 MASSACHUSETTS
                          (State or other jurisdiction
                         INCORPORATION OR ORGANIZATION)

                                   04-2920563
                                (I.R.S. Employer
                              Identification No.)


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


                             (TITLE OF EACH CLASS)

                             NASDAQ NATIONAL MARKET

                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X]  YES       [ ]  NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]


  Based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market on March 25, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $914,078,310.

  The number of shares of the registrant's Common Stock outstanding on March 25, 1998 was 50,896,857.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION
     WITH ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 28, 1998 ARE
                    INCORPORATED BY REFERENCE INTO PART III.

                                     PART I

ITEM 1:   Business

FORWARD-LOOKING STATEMENTS

  This Transition Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Factors That May Affect Future Results" among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

OVERVIEW

  On January 9, 1998, The Registry, Inc. ("The Registry") changed its name to Renaissance Worldwide, Inc. ("Renaissance" or the "Company"). The Company's new identity reflects its evolution as a global provider of integrated business and technology consulting in the areas of strategy, solutions, and services. Since its initial public offering in June 1996, the Company has aggressively expanded its market presence through growth in its original services business as well as through the acquisition of complementary strategy, solutions and services consulting companies, including Renaissance Solutions, Inc. ("RSI") and The Hunter Group, Inc. ("Hunter"), both of which were acquired during the six month period ending December 27, 1997. The acquisition of RSI formed the basis for the Company's strategy capabilities and added to the Company's solutions capabilities. The acquisition of Hunter significantly enhanced the Company's solutions capabilities. These acquisitions were important milestones in the Company's evolution. In connection with this evolution, the Company changed its name to reflect its new value proposition to customers, its comprehensive scope of services, and its international presence.

THE COMPANY

  Renaissance provides integrated business and technology consulting services primarily to Fortune 1000 companies and to a lesser extent other businesses around the world. The Company maintains offices in the United States, Europe, and Asia-Pacific region. The Company is organized into three business units based on its principal service categories: strategy, solutions, and services.

  Strategy Business Unit

  The Strategy Business Unit ("The Strategy Group") provides management consulting and technology integration services in connection with performance support systems. The Strategy Group's principal offerings fall into three categories: strategy development; balanced scorecard implementation; and knowledge-based processes.

  Solutions Business Unit

  The Solutions Business Unit ("The Solutions Group") provides information technology ("IT") solutions design and implementation services. The Solutions Group's principal offerings fall into six categories: enterprise management; IT transformation; network solutions; customer management; e-commerce/knowledge management; and enabling technologies (data warehousing and decision support).

  Services Business Unit

  The Services Business Unit ("The Services Group") provides IT professionals on a contract basis to organizations with complex IT operations. The Services Group places IT professionals with its clients on a supplemental staffing basis to assist its clients in an array of service areas including technology implementation, integration, and development. The Services Group focuses principally on five technology sectors: workgroup/desktop; legacy systems; networks and communications; database design and development; and Internet/www.

 See Note 17 to the Company's Consolidated Financial Statements for further information about these business units and geographic regions.

THE STRATEGY GROUP

  The Strategy Group is principally composed of certain of the operations of RSI and its subsidiaries. The Company acquired RSI on July 31, 1997 in a transaction accounted for as a pooling of interests. During the six month period ending December 27, 1997, The Strategy Group accounted for approximately 13% of the Company's revenue.

  BUSINESS STRATEGY

  The Strategy Group's goal is to be a leading worldwide consulting partner for complex organizations in transition to the knowledge era economy. Generally, these organizations seek major performance improvements by aligning strategy with organization, leveraging high performers and best practices, connecting people and processes, and learning to adapt on a continuous basis. This business unit's strategy encompasses the following elements:

  .  Employ a Multidisciplinary Approach.   The Company believes that a key
     factor differentiating the Strategy Group's service offerings is the combination of its expertise in management consulting, knowledge processes, and technology integration. Renaissance believes that by effectively linking these capabilities it can help its clients achieve business performance improvements.

  .  Emphasize Cross-Selling Activities and Coordinated Account Development.
     The Company believes a key element of growth is the coordinated development of existing and new accounts. The Strategy Group focuses its marketing and business development activities on targeted new clients, improving services to existing clients and actively cross-selling its service offerings to extend the life of existing client relationships.

  . Broaden Customer Base Through Targeted Industry Marketing, Geographic Expansion and Alliances. The Strategy Group is seeking to expand its professional staff through the addition of personnel with consulting expertise in targeted industry sectors and is increasing its sector-specific customer marketing efforts and practice initiatives, including publications and executive seminars. The Strategy Group is also seeking marketing alliances with consulting and technology providers who offer products or services that complement its service offerings.

  .  Diversify Service Offerings and Markets Through Internal Development and
     Acquisitions of Complementary Businesses.   The Strategy Group's business
     strategy includes the development and marketing of an integrated portfolio of service offerings targeted toward senior executives in various industry sectors. The Company seeks to implement this goal through a combination of innovative internal development and strategic acquisitions designed to expand its service offerings and targeted markets.

  SERVICE OFFERINGS

  The Strategy Group provides management consulting and technology integration services in connection with performance support systems, primarily for large corporations. Its principal offerings fall into three categories: strategy development, balanced scorecard implementation, and knowledge-based processes.

  . Strategy Development. Strategy development consists of a range of management consulting services that formulate, communicate, and implement stategy across the enterprise. In addition, this area includes distinctive competencies in due diligence, mergers and acquisitions, market opportunity analysis, and related strategic services aimed at senior management.

  . Balanced Scorecard Implementation. Balanced scorecard implementation services consist of methods designed to align strategy with organization, leverage corporate assets and knowledge, connect people and processes, and promote continuous organizational learning to test and revise strategies. The Renaissance Balanced Scorecard (TM) is a concept originated by RSI and described in three Harvard Business Review articles and in a book, The
                        ------- -------- ------                         ---
     Balanced Scorecard: Measures That Drive Success, co-authored by one of
     -----------------------------------------------
     RSI's founders.

  . Knowledge-based Processes. Knowledge-based processes consist of services that are designed to help clients compete in the knowledge era. These services are designed to harness individual and collective intellectual capital that boosts organizational performance through a focus on knowledge flow, as opposed to work flow. Examples of services in this area include performance modeling, identifying and leveraging the behavior of high performers, designing knowledge networks and implementing decision support systems. All of the services in this area are designed to create knowledge communities that translate strategy into action.

THE SOLUTIONS GROUP

  The Solutions Group is principally composed of the operations of Hunter and its subsidiaries, certain of the operations of The Registry and its subsidiaries, and certain of the operations of RSI and its subsidiaries. The Company acquired Hunter on November 26, 1997 in a transaction accounted for as a pooling of interests. During the six month period ending December 27, 1997, The Solutions Group accounted for approximately 24% of the Company's revenue.

BUSINESS STRATEGY

  The Solutions Group's goal is to become a leading provider of knowledge-based, integrated IT solutions. This business unit's strategy encompasses the following elements:

  . Concept-to-Completion (TM) Approach. The Solutions Group provides Concept-to-Completion services that position an organization to maximize the productivity of both technology and staff. The Solutions Group emphasizes process improvement, change management, and enabling technology integration through the entire solution process, which encompasses: visioning and strategic planning; process improvement through (re)engineering and workflow design; requirements definition and specification; change management; vendor product evaluation and selection; vendor product adaptation; systems conversion and migration; full-scale implementation support; end-user training; and post-implementation support, including vendor product upgrade services and system maintenance. This understanding of the complete project life cycle enhances The Solutions Group's ability to deliver services in any one area and is designed to provide significant value to clients.

  . Strategic Alliances. The Solutions Group concentrates on developing focused relationships with a critical few "best-in-breed" software and service providers. These relationships can span product development, marketing, sales, professional services, and customer support. Hunter is a PeopleSoft implementation partner and has participated in numerous collaborative efforts with PeopleSoft. Hunter has also recently entered into alliance agreements with Lawson Software and J.D. Edwards, among others.

  . Leveraged Sales Model. The Solutions Group employs a business development model that takes advantage of four distinct channels:

     . Dedicated Sales Force - The Solutions Group employs account and business development managers dedicated to specific solutions offerings.
     . The Services Group - The Solutions Group uses sales compensation programs and account engagement methodologies to incent The Services Group's sales force.
     .  The Strategy Group - The Strategy Group utilizes The Solutions
        Group's resources and personnel in certain client engagements to meet specific client requirements.
     . Alliance Partners - The Solutions Group uses its strategic alliances with leading software providers to identify qualified sales opportunities using the respective alliance partners' sales channels.

  . Geographic Expansion. The Solutions Group believes that expanding its presence in the United States and abroad is important to its long term success. Currently, The Solutions Group has offices in the greater Boston area, Atlanta, Austin, Baltimore, Charlotte, Chicago, Dallas, Honolulu, London, Los Angeles, Melbourne, Moline (IL), New York, Philadelphia, Richmond, San Francisco, Singapore, Sydney, Toronto, and Vancouver.

SERVICE OFFERINGS

The Solutions Group provides IT solutions design and implementation services. Its principal offerings fall into six categories: enterprise management; IT transformation; network solutions; customer management; e-commerce/knowledge management; and enabling technologies (data warehousing and decision support).

 . Enterprise Management. The Solutions Group assists organizations in planning, selecting, and implementing Enterprise Resource Planning ("ERP") applications for accounting, human resources, distribution, materials management, and manufacturing. Its Concept-to-Completion services include visioning and strategy development, needs assessment, vendor selection, business process
   (re)engineering, workflow automation, systems implementation and end-user training. Partnerships with industry leaders such as PeopleSoft, Lawson, and J.D. Edwards keep these services on the leading edge of innovative technologies and industry best practices. The Solutions Group has helped over 1,000 customers optimize their investment in ERP applications.

 . IT Transformation. The Solutions Group believes that for IT organizations to provide superior service to their customers, they must develop the right strategies and implement those strategies to achieve measurable improvements in performance. These services include IT Strategy and Management, involving Renaissance's FastPath(TM) assessments of IT strategy, management practices, and organizational design; the IT Balanced Scorecard(TM), which translates IT strategies into measurable objectives; IT Architecture, including outsourcing analyses and architecture and migration strategies; Year 2000 Strategy and Implementation, focused on obtaining year 2000 compliance and certification; and Program Management, designed to promote on-time, on-budget project delivery.

 . Network Solutions. This area provides a range of full life cycle services including Infrastructure Readiness, Implementation, and Management and Operations. Infrastructure Readiness services are designed to ensure that a client's network and systems infrastructures are capable of supporting their key business initiatives. Implementation services provide clients with project teams of certified implementation resources and project managers to help compress implementation time frames and improve the quality of key infrastructure project deliverables. Management and Operations services provide clients with the tools and resources to improve and manage their existing network and systems infrastructures.

 . Customer Management. This service category focuses on a variety of sales effectiveness offerings using Knowledge-Enabled Selling(TM) and Sales Performance FastPath(TM) methodologies. Knowledge-Enabled Selling provides sales strategy audit services, technology/knowledge assessments, and custom sales force automation deployments. A variety of implementation services are available through Sales Performance FastPath, including rapid assessment of sales strategies, system performance reviews, technology selection services, pilot implementations, and rapid deployments of packaged systems.

 . E-Commerce/Knowledge Management. The Solutions Group provides strategic internet services for its clients, including internet/intranet development, custom application development, web-enabling legacy systems, and web-site interface design. The Solutions Group focuses on both electronic commerce and knowledge management systems primarily for international organizations. These knowledge-enabled systems are designed to deliver the right information at the right time in the business process.

 . Enabling Technologies (Data Warehousing and Decision Support). This area offers a comprehensive set of services to assist clients in the implementation of a data warehouse system. Services in this area include data warehouse concepts and design, training, data modeling, tool evaluation, system optimization, and warehouse administration.

THE SERVICES GROUP

  The Services Group is principally composed of certain of the operations of The Registry and its subsidiaries. During the six month period ending December 27, 1997, The Services Group accounted for approximately 63% of the Company's revenue.

  BUSINESS STRATEGY

  The Services Group's goal is to be a leading provider of IT consulting services for organizations with complex IT operations. This business unit's strategy encompasses the following elements:

  .  Emphasize Resource Management.   The Company believes that its ability to
     provide the highest quality IT professionals is critical to the success of The Services Group. The Services Group's Delivery Management System is designed to effectively identify, qualify, place and retain IT professionals. Most of The Services Group's Resource Managers recruit in one of five specific technology sectors, enabling The Services Group to more effectively match the skills of its IT professionals with the needs of its clients. To attract and retain IT professionals, the Company offers them a comprehensive benefits package and actively re-markets them before their engagement ends.

  .  Focus on Application Development and Software Engineering.   Many of The
     Services Group's clients are leaders in adopting emerging computing technologies. The Services Group provides IT professionals for application development and software engineering in areas such as networking and communications, migration from legacy systems, workgroup/desktop applications, database design and development and Internet/www. In addition to differentiating The Services Group's service offerings from those of other IT service providers, this focus on application development and software engineering provides The Services Group an opportunity to enhance margins by moving away from the commodity pricing more typical for IT professionals providing routine operations and maintenance services while enabling its IT professionals the opportunity to work on challenging projects.

  .  Build Client Relationships.   The Services Group seeks long-term
     relationships as a primary IT service provider for companies which have complex IT operations and for which IT development is a strategic tool. The Company believes that this relationship-oriented approach results in greater client satisfaction and reduces business development expense. By helping its clients assess their future staffing needs in their IT planning process, The Services Group is better able to anticipate opportunities to provide additional services.

  .  Maintain and Expand National Presence.   The Company believes that larger
     organizations with multiple locations prefer to deal with IT service providers that can provide consistent and high quality services on a nationwide basis. The Company has focused from its inception on establishing a nationwide presence to take advantage of the enhanced delivery capabilities resulting from a nationwide resource pool as well as to focus on and serve national accounts. The Services Group has offices across the country allowing national coverage for larger accounts and mobility for IT professionals.

  SERVICE OFFERINGS

  The Services Group provides IT supplemental staffing and project management services on a contract basis for application development and software engineering. The Services Group's IT professionals, billed primarily on an hourly basis, typically work on implementation, integration and development engagements lasting from six to twelve months under the direction of the client.

  The Services Group organizes its IT services in five sectors:
workgroup/desktop; legacy systems; networks and communications; database design and development; and Internet/www.

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

  .  Internet/www.   Internet engagements include Web Page design, Internet
     security design issues and intranetworking systems development.

  The Services Group also includes several additional service offerings. The Technical Communications Consulting service, based in Chicago and Dallas, assists hardware and software vendors and other organizations in developing documentation, instruction and accompanying related materials associated with introducing new or upgrading existing products. The Help Desk service, based in the Response Alliance Center in Atlanta, assists clients in identifying their help desk requirements and implementing and operating their Help Desk services. The Engineering Design Technologies service, based in Newton, MA, provides access to expert CAD/CAM/CAE professionals as well as project solutions in the areas of mechanical & hardware engineering.










COMPETITION

  The market for the Company's consulting services is intensely competitive on the local, national, and international levels. The market is fragmented and subject to rapid change. The market is served by numerous management consulting companies, technology consultants, temporary personnel agencies and outsourcing companies, solutions providers, implementers, systems integrators, diversified technology companies (including hardware and software companies), and other service companies, many of which have greater financial, technical, marketing, and other resources and have greater name recognition than the Company. Some of these competitors have a nationwide and/or worldwide presence equivalent to, or greater than, that of the Company. Within any given market, the Company and its competitors frequently compete for the same highly-skilled consultants.

  The Solutions Group and The Services Group compete for IT professionals. IT professionals, including those who are currently on assignment with the Company, often seek engagements from more than one company. Primary competitive factors for recruiting and retaining such professionals include: compensation, including timeliness of payment; availability of benefits; consistent flow of high quality, varied assignments; schedule flexibility; and an understanding of consultant skills and work preferences. The Strategy Group and The Solutions Group compete for management consultants. Management consultants, who often hold advanced degrees, are in high demand across many business sectors. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; quality, variety, complexity of assignments, opportunity for advancement, and opportunity for professional development.

  The Company competes for clients with a wide array of service providers. The Company considers large organizations with complex business and technology needs to be among its prime clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain companies as approved providers of the type of services provided by Renaissance. Primary competitive factors for obtaining and retaining clients include: comprehensive service offerings; careful matching of consultant skills with the client's requirements; nationwide and worldwide presence; organizational expertise and expertise of individual consultants; price of services; monitoring of client satisfaction during and after an engagement; and general responsiveness to client needs.

  Although the Company believes that it competes favorably in recruiting IT professionals and management consultants as well as in obtaining clients, there is no assurance that it will continue to be successful in doing so.

GROWTH STRATEGY

  The Company believes that a balance of internal growth and selective acquisitions will best position Renaissance to capitalize on opportunities in the integrated consulting services marketplace. The Company's growth strategy consists of the following primary components:

  . Expand Solutions Business and Increase Scalability. Renaissance management believes that opportunity exists in The Solutions Group's markets. The Company is developing a broad range of services intended to offer considerable value to clients.

  .  Leverage Existing Relationships.   Renaissance management believes that the
     combined organization offers a unique value proposition to clients.
     Through firmly established existing client relationships, the Company believes it can increase market share by offering the expanded array of client services to clients already familiar with the organization.

  . Aggressively Build Sales and Marketing Capabilities. Through an expanded, dedicated sales force and strategic partnerships with technology industry leaders, management expects to aggressively build market share in the solutions business and throughout the Company.

  . Support, Develop and Continue to Offer Increasing Opportunity to Professional Staff. Management believes that Renaissance has assembled a world-class professional staff. A strategic part of growing the organization is retention of best-in-class individuals and advancement of leadership at all levels. The expanded organization and history of continued rapid growth have provided professional staff with an array of opportunities and challenges. Management believes that this trend will continue to enhance the Company's efforts to attract and retain top professional talent.

  .  Continue Selective Acquisition Strategy.   Renaissance expects to continue
     to seek to acquire companies, both nationally and internationally, in its growing areas of operation to facilitate its expansion into new geographic markets or to enhance its service offering portfolio in an attempt to further meet client requirements.

  . Offer Additional Services to Existing Client Base through Current Sales Structure. Renaissance intends to continue its practice of developing complementary services, such as the Engineering Design Technologies service and Network Investment Health, which is designed to maximize network return on investment. These services can then be expanded on a national level after their viability and profitability is demonstrated at the local level.

CLIENT BASE

  Renaissance focuses its sales efforts primarily on large organizations with complex business and technology needs. In the six month period ended December 27, 1997 approximately 22% of the Company's revenue was derived from its top 10 customers, none of which accounted for more than 10% of revenue. The primary industries served by Renaissance are financial services, communications, manufacturing, systems integration and pharmaceutical.

EMPLOYEES

  As of December 27, 1997, Renaissance had approximately 4,500 employees, consisting of 1,500 salaried consultants, 1,900 hourly consultants and 1,100 branch, corporate and administrative staff. In addition, the Company had approximately 400 consultants working on an independent contractor basis as of such date. Renaissance is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of Renaissance are as follows:

      NAME               AGE               POSITION
     ------              ---             ------------
G. Drew Conway........    40         President, Chief Executive Officer and Director
Robert E. Foley.......    49         Chief Financial Officer and Treasurer
Richard L. Bugley.....    54         Vice President, General Counsel and Clerk
Raymond G. Carlin.....    42         President, The Solutions Group

  Mr. Conway is the founder of Renaissance, and has served as President, Chief Executive Officer and Director of the Company since its incorporation in May 1986 and as Treasurer from such date until March 1996.

  Mr. Foley has served as Chief Financial Officer since joining Renaissance in July 1990 and as Treasurer since March 1996. Mr. Foley has also served as an Adjunct Professor of Finance at Northeastern University.

  Mr. Bugley has served as General Counsel of Renaissance since May 1996 and as Vice President since December 1997. From September 1993 until May 1996 he was General Counsel and Secretary of Banyan Systems, Inc., a manufacturer and supplier of network operating systems and services. From September 1992 until May 1993 he was Vice President and General Counsel of Loyalty Management Group, Inc., a consumer marketing company. Mr. Bugley has been a member of the Massachusetts Bar since 1979.

  Mr. Carlin has served as President of The Solutions Group since January 1998. Previously, Mr. Carlin served in a series of positions at NCR Corporation ("NCR") from September 1991 to December 1997, including, most recently, Senior Vice President, America's Region from January 1995 to December 1997. In this capacity he was responsible for NCR's sales, professional services, customer support services, and field operations for Canada, Latin America, and the United States.

  Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of Renaissance.

ITEM 2.   PROPERTIES

  The Renaissance's principal executive offices are located in Newton, Massachusetts, in approximately 30,000 square feet of leased office space, under leases that expire on September 30, 2010, from the 189 Wells Avenue Realty Trust (the "Realty Trust"), of which G. Drew Conway is the sole beneficiary and an executive officer of the Company is the sole trustee. See Note 7 to Item 6, "Selected Consolidated Financial Data," and Note 15 to Consolidated Financial Statements. Additional executive office space is located in approximately 40,000 square feet of leased space in Lincoln, Massachusetts. Renaissance occupies these premises under a lease expiring in August 1999.

  The Company also maintains offices and leases office space in the various locations throughout the world in which it maintains branch offices. Renaissance believes that its facilities are adequate for its current operations, but there can be no assurance that the Company will be able to lease space on acceptable terms to accommodate future growth.

ITEM 3.   LEGAL PROCEEDINGS

  From time to time, Renaissance is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently involved in any legal proceedings the resolution of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. A special meeting of stockholders was held on December 30, 1997, to amend the Company's Restated Articles of Organization to change the corporate name to "Renaissance Worldwide, Inc." The vote was 22,010,142 votes for and 1,830 against, with 8,365 abstentions and 0 broker nonvotes.

2. An annual meeting of stockholders was held on November 20, 1997 (the "Annual Meeting") to elect one Class II director. The nominee for re-election was Paul
C. O'Brien. The vote was 19,393,664 votes for and 108,992 against, with 0 abstentions and 0 broker nonvotes. At the Annual Meeting, approval was also sought to increase by 300,000 shares the number of shares of common stock, no par value, available for issuance under the Company's 1996 Employee Stock Purchase Plan. The vote was 19,256,120 votes for and 237,105 against, with 9,431 abstentions and 0 broker nonvotes.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock is traded on the Nasdaq National Market under the symbol "REGI". The following table sets forth the high and low sales prices of The Company's common stock for the periods indicated:

              QUARTER                             HIGH            LOW
           -------------                         ------          -----
Fiscal 1996
     June 5, 1996 through June 29, 1996........  $18.375         $8.50 *
FISCAL 1997
     First Quarter.............................  $17.125         $ 12.25
     Second Quarter............................  $26.625         $ 17.25
     Third Quarter.............................  $24.875         $ 17.75
     Fourth Quarter............................  $ 28.50         $17.375
TRANSITION PERIOD ENDED DECEMBER 27, 1997
     First Quarter.............................  $ 27.00         $19.563
     Second Quarter............................  $ 24.75         $18.875
FISCAL 1998
     First Quarter  (through March 25, 1998)...  $ 31.75         $ 20.75

  The stock prices shown above have been adjusted to reflect the two-for-one stock split effected as a stock dividend that was paid on March 24, 1998.

* Initial offering price

HOLDERS OF RECORD

  On March 25, 1998 there were approximately 89 holders of record of Renaissance's common stock.

DIVIDENDS

  America's Registry, Inc., a wholly-owned subsidiary of Renaissance ("America's Registry") paid cash dividends in the approximate aggregate amount of $862,000 to Mr. Conway in December 1995, of which amount $645,000 was immediately used to repay certain indebtedness of Mr. Conway to the Company.

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

SALES OF UNREGISTEED SECURITIES

  On November 26, 1997, the Company issued and sold 5,972,580 shares of Common Stock to Terry L. Hunter in connection with its acquisition of all of the outstanding capital stock of Hunter, of which Mr. Hunter was the sole stockholder. Also in connection with that acquisition, the Company issued and sold 328,578 shares to an unaffiliated entity that held a residual equity interest in Hunter. There were no underwriters involved in these sales. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

  During the Company's fiscal year ended June 28, 1997 and the six month transition period ended December 27, 1997, the Company acquired Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), RSI and Hunter in transactions accounted for as poolings of interest. Each of the acquired companies had a fiscal year that ended in December. The Statement of Income Data and Balance Sheet Data for the Company's fiscal years presented below give effect to these acquisitions by combining their financial position as of the date shown and their results of operations for the twelve months ended on that date with those of the Company, as shown in the following table. For the transition period, the Statement of Income Data and Balance Sheet Data reflect the results of operations for the six months ended December 27, 1997 and the financial position on that date for all the companies.

                     Renaissance               ARI                    SCR                  RSI                Hunter
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1993         May 31, 1993        -                       Dec. 31, 1993        Dec. 31, 1993        Dec. 31, 1992
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1994         May 31, 1994        Dec. 31, 1994(a)        Dec. 31, 1994        Dec. 31, 1994        Dec. 31, 1993
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1995         June 24, 1995       Dec. 31, 1995           Dec. 31, 1995        Dec. 31, 1995        Dec. 31, 1994
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1996         June 29, 1996       June 30, 1996           June 30, 1996        Dec. 31, 1996        Dec. 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
Fiscal 1997         June 28, 1997       June 30, 1997           June 30, 1997        June 30, 1997        Dec. 31, 1996
-----------------------------------------------------------------------------------------------------------------------------

(a) ARI commenced operations as a separate entity on October 1, 1994. The results of operations for 1994 include the three months ended December 31, 1994.

  The following table sets forth, on the basis described above, certain selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                                                                                TRANSITION
                                                                                                               -------------
                                               May 31,            JUNE 24,       JUNE 29,        JUNE 28,      PERIOD ENDED
                                        ----------------------  ------------  --------------  ---------------  -------------
                                         1993            1994   1995(1) (2)     1996(2)(6)      1997 (2)(4)      DECEMBER 27,
                                        ----------------------  ------------  --------------  ---------------  -------------
                                                         (in thousands, except per share data)                      1997
                                                                                                               -------------
Statement of Income Data:
Revenue..............................     $65,613    $111,018   $   200,233   $  288,882      $   428,258          $285,937
Cost of revenue......................      50,511      80,181       141,554      202,019          298,679           190,745
                                          -------    --------   -----------   ----------      -----------          --------
Gross profit ........................      15,102      30,837        58,679       86,863          129,579            95,192
Selling, general and administrative
   expenses..........................      15,487      24,178        45,589       67,515           95,254            75,041
Acquisition-related expenses (3).....           -           -             -        3,524            8,268            17,961
                                         ----------------------------------------------------------------------------------
Income (loss) from operations                (385)      6,659        13,090       15,824           26,057             2,190
Interest and other income
   (expense), net............                (340)       (853)         (693)        (605)           3,740              (394)
                                         ----------------------------------------------------------------------------------
Income (loss) before taxes...........        (725)      5,806        12,397       15,219           29,797             1,796
Provision for income taxes...........         283         619         3,597        7,216           15,237             7,765
                                         ----------------------------------------------------------------------------------
Net income (loss)....................     $(1,008)   $  5,187   $     8,800   $    8,003      $    14,560          $ (5,969)
                                          =======    ========   ===========   ==========      ===========          ========
Net income (loss) per share - basic       $ (0.03)   $   0.15   $      0.24   $     0.21      $      0.31          $  (0.12)

Weighted average common
 shares outstanding - basic (5)            33,198      33,582        36,308       38,416           46,018            49,982


Net income (loss) per share - diluted     $ (0.03)    $  0.15   $      0.23   $     0.19      $      0.29          $  (0.12)

Weighted average common and
   potential common shares
    outstanding - diluted (5)              33,198      34,304        38,544       42,392           50,128            49,982

Distributions                             $   206    $    530   $     4,122   $    2,958      $       540          $     --

Balance Sheet Data:
Cash and cash equivalents............     $   225    $  2,795   $     8,008   $   63,247      $    27,892          $ 17,835
Working capital......................       1,761       6,508        24,697      107,984          129,515            70,903
Total assets.........................      15,478      33,259        70,083      154,372          239,135           298,391
Total debt, including
  current portion....................       8,452      12,359        23,742        7,546            6,290            44,197
Stockholders' equity.................       2,130       9,145        30,419      116,693          190,311           187,114

--------------
(1) Renaissance changed its fiscal year end from May 31 to the last Saturday in June, effective with the fiscal year ended June 24, 1995. Accordingly, the June 1994 results are not included in the data presented above.
(2) Statement of Income Data for the years ended June 24, 1995, June 29, 1996 and June 28, 1997 are for 52, 53 and 52 weeks, respectively.
(3) Represents transaction and other related costs associated with acquisitions accounted for as poolings of interests.
(4) In August 1996, ARI received a settlement of $1.6 million from its insurance company for payment of defense costs and related expenses associated with certain litigation. This amount, less related expenses, has been included in interest and other income (expense), net, in the Statement of Income Data above.

(5) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per share" and Securities and Exchange Commission Staff Accounting Bulletin No. 98, and has retroactively restated all prior periods' earnings per share data. See Note 2 to Consolidated Financial Statements.
(6) In conjunction with the renegotiation of Renaissance's lease with the Realty Trust, the accounts of the Realty Trust have been consolidated with those of Renaissance, commencing September 19, 1995. See Note 15 to Consolidated Financial Statements.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since its initial public offering in June 1996, the Company has executed an aggressive acquisition strategy significantly expanding the Company's national and international presence and increasing the number of management consulting and IT service offerings provided by the Company. With the growth came a reorganization of the Company's structure into three business units: strategy, solutions and services; and a renaming of the Company to Renaissance Worldwide, Inc. to reflect the Company's new value proposition to clients, expanded international presence and broader range of consulting services.

  The more significant of the acquisitions executed in the past 18 months were the acquisitions of RSI and Hunter. RSI, a publicly traded company prior to acquisition with revenues for the twelve months ended June 1997 of $64.3 million, provides management consulting and technology integration services and is the cornerstone of the Strategy Group and IT transformation service of the Solutions Group. Hunter, with revenues of $39.2 million for the twelve months ended December 1996, provides IT solutions design, systems implementation and education services and comprises the enterprise management service of the Solutions Group.

  In addition to RSI and Hunter, the Company has acquired 14 other companies since June of 1996 (three of which were acquired by RSI prior to merger). Of these acquisitions, five were placed within the Services Group, six were placed within the Solutions Group, and 3 were placed within the Strategy Group.

  Revenue is recognized for consulting services performed either on a time and materials basis, as is the case with the Services Group and certain sectors of the Solutions group, or on a fixed price basis for the remainder of the Solutions Group and the Strategy Group. Revenue for fixed price contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated labor hours at estimated realizable rates. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative effect of any revision in estimates of the percentage of completion, or the effect of identifiable losses on cost over-runs, is reflected in the financial reporting period in which the change in the estimate or the loss becomes known. The Company mitigates the risk of losses for cost over-runs by subdividing its projects into smaller phases. In these cases, the Company and its clients agree on a fixed price and fixed time frame prior to the commencement of each phase of the project. These agreements may be revised, subject to the approval by the Company and its clients, when a significant change in the scope or cost of a phase arises that neither the Company nor the client had anticipated. Because the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates.

  Because revenue is recognized only when consultants are working, operating results are adversely affected when client facilities are closed due to holidays or inclement weather. The Company experiences a certain amount of seasonality in the quarter ended the last Saturday in December due to the number of holidays falling in the quarter and shutdowns by certain customers for the holiday week. In addition, lower gross margins are experienced in the first quarter of the calendar year due primarily to the timing of unemployment tax accruals and, to a lesser extent, social security taxes.

  Revenue growth is achieved by increasing the number of projects or consultants on engagements and, to a lesser extent, by increasing average bill rates and by value pricing projects. Gross margin increases are achieved primarily by increasing the utilization of the salaried consultants, and to a lesser extent, by increasing the bill rates of hourly consultants and increasing the amount of revenue generated by The Strategy and Solutions Groups. The Strategy and Solutions Groups generally obtain higher gross margin percentages then The Services Group for a variety of reasons.

  Due to the significant expansion in the past 18 months, the Company has increased the infrastructure of its internal IT, human resources, marketing and finance areas, as well as expanded a number of its branch facilities to accommodate growth. This has resulted in increases in the selling, general and administrative expenses in the past six months.

  The Company is currently reviewing its IT infrastructure for year 2000 considerations and capacity given the recent growth and anticipated growth in the next five years. Three significant IT projects are currently underway to expand and improve the Company's IT capabilities. The first project involves the replacement of the resume tracking system utilized by the Services Group's branch offices to match IT consulting candidates to customer requirements. This system, developed internally, is operational and is now being rolled out to branch offices. The project should be completed by December 1998 and no additional significant capital expenditures are expected for this project. The second project involves the conversion of the enterprise-wide financial and human resource systems to the PeopleSoft system. The Company expects a significant benefit by conforming all accounting and human resource systems to PeopleSoft, allowing for additional capacity without additional headcount, a reduction of manual input, as well as expanded and more timely reporting of financial information. The third project involves the development and deployment of a Knowledge Network, a corporate intranet that will share information and experience to benefit internal employees as well as consultants on assignment. The Company is staffing the PeopleSoft and Knowledge Network projects internally. While using internal resources reduces the overall costs of these projects, the Company will experience some decrease in the billable utilization of its consultants as a result of using these resources on internal projects. The Company has capitalized certain of the internal costs associated with these projects (see Note 2 to the Consolidated Financial Statements). The Company expects to use internal resources to address its Year 2000 compliance issues and does not expect that the costs of bringing its systems into compliance will have a material adverse affect on its financial condition or results of operations.

RECENT ACQUISITIONS

  In July 1997 and November 1997,  the Company acquired all of the outstanding
stock of RSI and Hunter, respectively.   In total, 21,647,012 shares of
Renaissance common stock were exchanged for all of the outstanding common stock of RSI and Hunter. In addition, outstanding stock options to purchase RSI and Hunter common stock were converted into options to purchase 3,361,088 shares of
Renaissance's common stock.   These transactions have been accounted for as
poolings-of-interests and, therefore, all prior period financial statements have been restated as if the acquisitions took place at the beginning of such periods. Renaissance incurred transaction and related costs of $18.0 million in the six months ended
December 27, 1997 related to these acquisitions, which have been expensed as incurred.

  In addition, in the six months ended December 27, 1997, the Company acquired four companies in acquisitions accounted for as purchases: Technomics Consultants International, Inc.; McClain Group, Inc.; Eligibility Management Systems, Inc.; and Cambridge Software Group, Inc. Renaissance paid an aggregate of $37.5 million in cash for these acquisitions, of which $33.5 million was payable at closing. In addition, the Company may become obligated to pay up to $12.6 million in contingent cash consideration. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in Renaissance's results of operations from the respective dates of acquisition.

SIX MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

  Revenue: Revenue increased 52.6% to $285.9 million for the six months ended December 27, 1997 from $187.4 million for the six months ended December 28, 1996. The increase was attributable primarily to increases in the revenues of the Services Group whose revenues comprised 62.6% of the total revenues for the six months ended December 27, 1997. The Services Group's revenues increased by $39.3 million, or 28.1%, in the period due to growth within existing branch offices, as well as growth resulting from having the revenues of acquisitions made during the six months ended December 1996 in the results of operations for the entire period of 1997. The Strategy Group, which comprised 13.0% of Renaissance's total revenues, experienced revenue increases of 100.9% to $37.0 million for the six months ended December 27, 1997 from $18.4 million for the six months ended December 28, 1996. The increases were a result of greater utilization of the salaried consultants as well as the addition of the COBA-Boston and COBA-UK acquisitions in the third quarter of fiscal 1997. Revenues from The Solutions Group increased $40.7 million, or 139.4%, to $69.8 million in the period due to an increase in the overall number of engagements over the prior period.

  Gross Profit: Gross profit increased 69.6% to $95.2 million for fiscal 1997 from $56.1 million in fiscal 1996. As a percentage of revenue, gross profit increased to 33.3% in the six months ended December 27, 1997 from 30.0% in the six months ended December 28, 1996. This increase is attributable to the increased number of higher margin solutions and strategy projects and the increased utilization of the salaried consultants as compared with the prior period.

  Selling General and Administrative Expenses: Selling, general and administrative expenses, excluding acquisition-related expenses, increased by 72.7% to $75.0 million in the six months ended December 27, 1997 from $43.5 million in the six months ended December 28, 1996. As a percentage of revenue, selling, general and administrative expenses increased to 26.2% of revenue for the six months ended December 27, 1997 from 23.2% in the six months ended December 28, 1996. This increase was attributable to the additional costs necessary to support the growth in the Company's business and professional staff, increases in facilities and investments in upgrading the Company's telecommunications networks and systems, as well as increases in amortization of goodwill due to the additional acquisitions made during fiscal 1997 and the transition period ended December 27, 1997.

  Acquisition-Related Expenses: The Company incurred acquisition-related expenses in the six months ended December 27, 1997 of $18.0 million as a result of its acquisitions of RSI and Hunter during the period. Acquisition-related costs of $8.7 million in the six months ended December 28, 1996 resulted from the acquisitions of ARI, SCR and ISS during the period. These costs primarily represent investment banking, accounting, printing, and legal costs. Costs were higher for the RSI and Hunter acquisitions due to their relatively larger size.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net changed by $3.2 million to $0.4 million in expense in the six months ended December 27, 1997 from $2.8 million in income in the six months ended December 28, 1996. The 1996 period included the receipt by ARI of approximately $1.5 million in net proceeds from the settlement of certain litigation. In addition, amounts outstanding under the Company's lines of credit and other indebtedness were reduced during the 1996 period as a result of the receipt of the proceeds from the

Company's initial public offering in June 1996 and from the proceeds from RSI's public offerings in May and November of 1996. Borrowings under the Company's line of credit increased during the period ended December 27, 1997.

FISCAL YEARS ENDED JUNE 28, 1997 AND JUNE 29, 1996

  Revenue: Revenue increased 48.2% to $428.3 million for fiscal 1997 from $288.9 million in fiscal 1996. The increase was attributable primarily to increases in the revenues of The Services Group, which comprised 72.2% of the Company's total revenues for the fiscal year ended June 28, 1997. The Services Group's revenue increased by $95.2 million, or 44.4%, in the period due to growth within the existing branch offices, the continued maturation of newer branch offices and the addition of new branches resulting from acquisitions accounted for as purchases completed during the year, all of which resulted in a greater number of IT professionals placed during the period. The Strategy Group, which comprised 10.6% of Renaissance's total revenues, experienced revenue increases of $10.5 million, or 30.3%, during the fiscal year ended June 28, 1997. Revenues from The Solutions Group increased $33.7 million, or 84.5%, in the period due to an increase in the overall number of engagements and the enhanced performance of Hunter's UK subsidiary which commenced operations in September 1995.

  Gross Profit: Gross profit increased 49.2% to $129.6 million for fiscal 1997 from $86.9 million in fiscal 1996. As a percentage of revenue, gross profit increased to 30.3% in fiscal 1997 from 30.1% in fiscal 1996. This increase is attributable to the increased number of higher margin solutions and strategy projects and the increased utilization of the salaried consultants as compared with the prior period.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses, excluding acquisition-related expenses, increased by 41.1% to $95.3 million in fiscal 1997 from $67.5 million in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased to 22.2% of revenue for fiscal 1997 from 23.4% in fiscal 1996. This decrease was attributable to the increase in total revenues during a period in which, other than through acquisition, there was limited branch expansion. The total increase in the selling, general and administrative expenses is a result of additional costs necessary to support the growth in the Company's business and professional staff, increases in facilities and investments in upgrading the Company's telecommunications networks and systems.

  Acquisition-Related Expenses: The Company incurred acquisition-related expenses in fiscal 1997 of 8.3 million in connection with its acquisitions of ISS, ARI, and SCR during the period. The Company incurred acquisition-related expenses in fiscal 1996 in connection with its acquisition of ISS.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net increased $4.3 million to $3.7 million in income in fiscal 1997 from $0.6 million in expense in fiscal 1996. The 1996 period included the receipt by ARI of approximately $1.5 million in net proceeds from the settlement of certain litigation. In addition, amounts outstanding under the Company's lines of credit were reduced during the year upon receipt of the proceeds from the Company's initial public offering in June 1996 and its subsequent offering in February of 1997 and from the proceeds from RSI's public offerings in May and November of 1996. The remaining proceeds from these offerings also generated increased interest income.

FISCAL YEARS ENDED JUNE 29, 1996 AND JUNE 24, 1995

  Revenue: Revenue increased 44.3% to $288.9 million in fiscal 1996 from $200.2 million for fiscal 1995. This increase was attributable primarily to revenue increases in The Services Group, which comprised 74.2% of total revenues for the period. The Services Group's revenues increased $61.1 million, or 39.9%, in the period due primarily to a growth of sales within existing offices and the continued maturation of newer branch offices, resulting in a greater number of IT professionals placed with clients during the period. The Strategy Group, which comprised 12.0% of Renaissance's total revenue during the year, experienced a revenue increase of $12.2 million, or 53.9%, during the fiscal year ended June 29, 1996. Revenues from The Solutions Group increased $15.4 million, or 63.0%, in the period due to an increase in the overall number of engagements offset slightly by decreases in average billing rates.

  Gross Profit: Gross profit increased 48.0% to $86.9 million for fiscal 1996 from $58.7 million in fiscal 1995. As a percentage of revenue, gross profit increased to 30.1% in fiscal 1996 from 29.3% in fiscal 1995. This increase is attributable to the increased number of higher margin solutions and strategy projects and the increased utilization of the salaried consultants in the Services Group as compared with the prior period. These increases were offset by decreases in the utilization of consultants in The Solutions Group resulting from significant hiring for future projects during the period.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 48.1% to $67.5 million in fiscal 1996 from $45.6 million in fiscal 1995. As a percentage of revenue, selling, general and administrative expenses increased to 23.4% of revenues in fiscal 1996 from 22.8% in fiscal 1995. These increases both in absolute dollars and as a percentage of revenues are due principally to additional costs incurred to support the growth in the Company's business and professional staff in 1996 including salaries for administrative staff, facilities expense and investments in upgrading the Company's telecommunications networks and systems.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net changed by $88,000 to $605,000 in expense for the fiscal year ended June 29, 1996 from $693,000 in expense for the comparable prior period. This change is attributable primarily to slight decreases in the amounts outstanding under the Company's line of credit and other debt facilities in the period.

QUARTERLY RESULTS

  The following table sets forth certain unaudited quarterly operating information for each of the ten quarters ending with the quarter ended December 27, 1997, in thousands of dollars and as a percentage of revenue. This data has been prepared on the same basis as the audited financial statements and in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented, when read in conjunction with Renaissance's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                 THREE MONTHS ENDED
                                      --------------------------------------------
                                  SEPT.      DEC.      MARCH       JUNE       SEPT.
                                 --------  --------  ----------  ---------  ----------
                                   1995      1995     1996(1)     1996(2)      1996
                                 --------  --------  ----------  ---------  ----------
                                         (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenue........................  $61,834   $65,233   $76,498      $85,317    $89,825
Gross profit...................   17,937    19,475    22,382       27,069     25,536
Income (loss) from operations..    3,958     4,211     4,658        2,997      4,214
Net income (loss)..............    2,561     3,001     2,233          208      3,741
Net income (loss) per share-
 basic.........................  $  0.06   $  0.08   $  0.06      $  0.01    $  0.10

Net income (loss) per
 share-diluted.................  $  0.06   $  0.07   $  0.05      $  0.01    $  0.08

As a Percentage of Revenue:
Revenue........................    100.0%    100.0%    100.0%       100.0%     100.0%
Gross profit...................     29.0%     29.9%     29.3%        31.7%      28.4%
Income from operations.........      6.4%      6.5%      6.1%         3.5%       4.7%
Net income (loss)..............      4.1%      4.6%      2.9%         0.2%       4.2%


                                                     THREE MONTHS ENDED
                                         --------------------------------------------
                                     DEC.           MARCH      JUNE        SEPT.        DEC.
                                  -----------     ---------  ---------  -----------  -----------
                                  1996(2)(3)(4)     1997       1997       1997(5)      1997(6)
                                  -------------   ---------  ---------  -----------  -----------
                                              (in thousands, except per share data)

STATEMENT OF INCOME DATA:          $97,556         $115,629   $125,248   $139,762     $146,175
Revenue........................     30,586           36,777     36,680     46,355       48,837
Gross profit...................       (211)          12,127      9,927        471        1,719
Income (loss) from operations..     (2,963)           7,254      6,528     (3,958)      (2,011)
Net income (loss)..............
Net income (loss) per share-
 basic.........................    $ (0.07)        $   0.15   $   0.13   $  (0.08)    $  (0.04)

Net income (loss) per
 share-diluted.................      (0.07)        $   0.14   $   0.12      (0.08)       (0.04)

As a Percentage of Revenue:
Revenue........................      100.0 %          100.0%     100.0%     100.0%       100.0%
Gross profit...................       31.4%            31.8%      29.3%      33.2%        33.4%
Income (loss) from operations..       (0.2)%           10.5%       7.9%       0.3%         1.2%
Net income (loss)..............       (3.0)%            6.3%       5.2%      (2.8)%       (1.4)%

--------------
(1) Includes a $642,000 charge associated with the conversion of America's Registry from an S corporation to a C corporation. See Note 9 to Consolidated Financial Statements.
(2) In December 1996, the Company completed the acquisition of ISS, which has been accounted for as a pooling of interests. Transaction costs have been expensed as incurred and total $3.5 million in the quarter.
(3) In November 1996, the Company completed the acquisitions of ARI and SCR, each of which has been accounted for as a pooling-of-interests. Transaction costs have been expensed as incurred and totaled $4.9 million in the quarter.
(4) Includes a $403,000 credit associated with the conversion of SCR from an S corporation to a C corporation. See Note 9 to Consolidated Financial Statements.
(5) In July 1997, Renaissance completed the acquisition of RSI, which has been accounted for as a pooling of interests. Transaction costs have been expensed as incurred and totaled $11.2 million in the quarter.
(6) In November 1997, Renaissance completed the acquisition of Hunter, which has been accounted for as a pooling of interests. Transaction costs have been expensed as incurred and totaled $6.8 million in the quarter.

  The above quarterly data reflects the results of operations for 13 weeks, except for the September 1995 quarter which includes 14 weeks. The March 1996 and 1997 revenue reflects in some part the seasonality of the business and the impact of the additional employment taxes on profitability.

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. Renaissance also experiences a lower operating profit margin in its third fiscal quarter, the January to March quarter, in part as a result of higher unemployment tax accruals and, to a lesser extent, FICA taxes which are expensed as incurred. During this quarter, the unemployment tax, which is based on the first $7,000-$20,000 of wages for each employee, depending on the state, is significantly higher than other quarters.

LIQUIDITY AND CAPITAL RESOURCES


  On February 26, 1997, the Company completed a public offering in which it sold 2,468,332 shares of Renaissance Common Stock. The Company received $48.3 million from the sale of shares, net of all underwriting discount and expenses associated with the offering. Net proceeds were used to repay all outstanding indebtedness under Renaissance's credit facilitiy, approximately $18.2 million. Approximately $2.5 million was used to finance the upgrade of Renaissance's IT infrastructure. The remaining proceeds were utilized to fund working capital and general corporate purposes and to finance the acquisitions made in the six months ended December 27, 1997 (see Recent Acquisitions).

  Renaissance has a revolving advance facility with BNY Financial Corporation (the "Line of Credit") under which it can borrow the lesser of $50.0 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrance of additional debt and the payment of dividends on the Company's Common and Preferred Stock. Additionally the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth.

  As of December 27, 1997, there was $36.1 million outstanding with availability of $13.9 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option. In addition to cash and cash equivalents at December 27, 1997, the Company had invested $5.9 million in marketable securities consisting of various federal agency and municipal bonds.

  The Company experienced negative cash flows from operations of $23.1 million for the six months ended December 27, 1997. The negative operating cash flows during this period are primarily due to a $25.9 million in gross accounts receivable during the period. This increase was attributable primarily to increased revenues as well as the shift in certain invoicing requirements resulting in additional clients being invoiced on a monthly basis as opposed to their previous weekly basis. Additionally, cash flows from operations were impacted by fluctuations in current and other assets and payable balances between the periods and changes in deferred taxes in the period. The operating cash flow decreases were mitigated by increases in accrued expenses due primarily to acquisition related accruals and end of year bonus accruals.

  The Company had negative cash flows from investing activities of $24.9 million for the six months ended December 27, 1997. The primary uses of cash for investing activities in the period were $37.0 million paid for acquisitions and $9.7 million in fixed asset purchases. This was mitigated by net proceeds from sales of marketable securities of $22.8 million in the period.

  The Company had cash provided by financing activities of $37.6 million for the six months ended December 27, 1997. The primary sources of cash from financing activities were $32.2 million in net borrowings on the Company's lines of credit and $6.0 million of issuances of long-term debt.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and service offerings. The Company also anticipates making approximately $10.0 million in capital expenditures over the next twelve months on the new resume tracking system rollout, the PeopleSoft implementation and the Knowledge Network development (See Overview). In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments over the next several years, including $9.3 million which the Company currently is required to pay over the next 15 months. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its Line of Credit, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

  Foreign currency fluctuations and inflation did not have a significant impact on the Company for any of the periods presented.


RECENTLY ENACTED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that previously used by Renaissance. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common and potential common shares outstanding. SFAS 128 was effective in Renaissance's December 1997 quarter and was adopted at that time with retroactive restatement of all previously reported amounts.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting of comprehensive income in a company's full set of financial statements, and is effective for fiscal years beginning after December 15, 1997.

  Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income reported by an entity will disclose both net income and other comprehensive income. Classifications within other comprehensive income could include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 will affect Renaissance's reporting of unrealized gains and losses on marketable securities, as well as the reporting of translation adjustments resulting from certain investments in foreign subsidiaries. Such disclosures of comprehensive income will be in addition to existing reporting of net income. Renaissance will adopt this statement as required.

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

  The adoption of SFAS 131 will not impact Renaissance's financial position, results of operations or cash flows. Management has determined that the adoption of SFAS 131 will not materially differ from the Company's presentation of operating segments in Note 17 to the Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Need to Attract and Retain Qualified Professionals. The Company's continued success and future growth will depend upon its ability to attract, develop and retain a sufficient number of experienced and highly skilled professional employees, including IT professionals and management consultants. The vast majority of the IT professionals in Renaissance's database are also included in one or more of the databases of Renaissance's competitors, and there can be no assurance that experienced IT professionals currently working on projects for Renaissance will not choose to work on projects for competitors on their next assignment. Competition for IT is intense and demand for their services has, to date, substantially exceeded their supply, and Renaissance expects such competition will continue to increase. Management consultants are also in high demand and are likely to remain in high demand for the foreseeable future. Many of the companies with which Renaissance's three business units compete for qualified professionals have substantially greater financial and other resources than the Company and may offer more attractive compensation and benefits packages. There can be no assurance that the Company will be able to recruit, develop and retain a sufficient number of experienced and highly skilled professionals to staff its consulting projects. An inability of the Company to recruit, train and maintain a sufficient number of professional personnel could have a material adverse effect on the Company's business prospects and results of operations, particularly its ability to complete existing projects or secure new projects.

  Ability to Sustain and Manage Internal Growth; Development of Additional
Services.   Renaissance's business has grown rapidly during the past four years due to rapid growth through acquisition, an increased number of branch offices, and an increased demand for services from existing clients across all business units. Renaissance's continued growth is dependent upon a number of factors, including: (i) the successful performance of new and recently-opened offices;
(ii) the continued identification and training of personnel to staff new and recently-opened branch offices; (iii) the ability to identify and qualify IT professionals and management consultants within both new and existing markets; and (iv) Renaissance's ability to develop additional business from existing clients and to obtain new clients. There can be no assurance that newly acquired companies will achieve results consistent with past performance. There can be no assurance that recently-opened offices will reach or maintain any level of profitability or that Renaissance's historical revenue growth will continue. Further, Renaissance's rapid growth and expansion has placed and could continue to place a significant strain on Renaissance's personnel and resources, and the failure to manage growth effectively could have a material adverse effect on Renaissance's business, operating results and financial condition. In addition, Renaissance's ability to develop successful additional services in each of its business units depends on various factors, including identification of suitable service areas in which to invest resources and Renaissance's ability to effectively integrate such services into its overall operating structure. There can be no assurance that any additional service developed by Renaissance will perform according to management's expectations.

  Risks Associated with Acquisitions.   Renaissance has grown, and intends to
continue to grow, in part through the acquisition of other businesses. Renaissance's ability to expand through acquisition depends on many factors, including the successful identification and acquisition of businesses and management's ability to effectively integrate and operate the new businesses. There is competition for acquisition opportunities in the industry, which may intensify due to consolidation in the industry and the increased costs of capitalizing on such opportunities. Renaissance competes for acquisition opportunities with other companies that have significantly greater financial and management resources than Renaissance. Further, the anticipated benefits from any acquisitions may not be achieved unless the operations of the acquired business are successfully combined with those of Renaissance in a timely manner. The integration of Renaissance's acquisitions requires substantial attention from management, and any difficulties encountered in the transition process could have a material adverse effect on Renaissance's business, operating results and financial condition. In addition, the process of integrating the various businesses could cause the interruption of or the loss of momentum in the activities of some or all of these businesses, which could have a material adverse effect on Renaissance's business prospects, operating results and financial condition. Further, acquired businesses may experience employee turnover rates higher than have been experienced historically. Higher employee turnover rates could adversely impact Renaissance's efforts to integrate these businesses. There can be no assurance that Renaissance will be able to identify suitable acquisition candidates on reasonable terms or integrate acquired businesses successfully.

  Dependence on Key Clients; Price Reduction Agreements; Terminability of Client Arrangements. Renaissance's top ten clients accounted for approximately 22% of the revenue for the six months ended December 27, 1997. The loss of a significant client could have a material adverse effect on Renaissance's business, operating results and financial condition. Renaissance provides certain large clients with reduced prices for its services in order to retain the volume of business and/or to obtain a preferred vendor status with such clients. There can be no assurance that Renaissance will be able to maintain desired pricing levels with these or other clients. Nearly all of Renaissance's arrangements with clients are terminable by the client at will and without any penalty. There can be no assurance that existing clients will continue to engage Renaissance's services at historical levels, if at all. An unanticipated termination of a major project could have a material adverse effect on the Company's business, operating results and financial condition.

  Project Risks.   Many of The Strategy Group's and The Solutions Group's
engagements involve projects which are critical to the operations of its customers' businesses and which provide benefits that may be difficult to quantify. The failure or inability to meet a customer's expectations in the performance of its services could result in the incurrence by Renaissance of a financial loss and could damage Renaissance's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for The Strategy Group's and The Solutions Group's engagements typically are based on the project schedule, staffing requirements, the level of customer involvement, and the scope of the project as agreed upon with the customer at the project's inception. The Strategy Group and The Solutions Group generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

  Risks Associated with Year 2000 Issues. The Company from time to time performs certain services for its clients with respect to the Year 2000 ("Y2K") operability issue. There can be no assurance that such services will successfully fix all aspects of such Y2K issue for all clients. Although the Company believes that it does not derive a significant portion of its revenue from Y2K services, there can be no assurance that the Company will be protected from claims by such clients in the event that the services are unsuccessful in fixing the Y2K issue. In addition, due to the complexity of the Y2K issue, and its possible association with other critical client systems or processes, there can be no assurance that the Company will be protected from claims in the event such critical client systems or processes fail. Any such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

  Risk of International Operations.   The success of Renaissance's international
operations will depend greatly upon the continued development of the technology infrastructure and Renaissance's ability to manage generally lower gross profit margins associated with international IT consulting operations. There can be no assurance that Renaissance's international operations will be profitable or support Renaissance's growth strategy. The risks inherent in Renaissance's international business activities include unexpected changes in regulatory environments, foreign currency fluctuations, tariffs and other trade barriers, difficulties in managing international operations and potential foreign tax consequences, including repatriation of earnings and the burden of complying with a wide variety of foreign laws and regulations. The failure of Renaissance to manage growth, attract and retain personnel, manage major development efforts or profitable deliver services could have a material adverse impact on Renaissance's ability to successfully develop its international operations and could have a material adverse effect on Renaissance's business, operating results and financial condition.

  Dependence on Key Personnel.   Renaissance depends to a significant extent on
key management, technical and other personnel. Renaissance's continued growth and success will depend in significant part on the continued service of its founder, President and Chief Executive Officer, Mr. G. Drew Conway. The loss of Mr. Conway or other key employees could have a material adverse effect on Renaissance's business, operating results and financial condition. Renaissance maintains a split dollar key man life insurance policy on Mr. Conway.

  Concentration of Ownership.   As of March 16, 1998, Renaissance's President,
Chief Executive Officer and principal stockholder, G. Drew Conway, owns approximately 26.4% of the outstanding Renaissance Common Stock. As of the same date, Terry L. Hunter, president of Hunter and principal stockholder, owns approximately 11.7% of the outstanding Renaissance Common Stock. As a result, Messrs. Conway and Hunter are able to have a significant impact on matters requiring stockholder approval. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of Renaissance and may discourage third parties from attempting to do so. Further, future sales of substantial amounts of Common Stock by Mr. Conway or Mr. Hunter, or the potential for such sales, could adversely affect the prevailing market price of the Common Stock.

  Dependence on PeopleSoft. Hunter is highly dependent on its relationship with PeopleSoft, a provider of ERP software products. During the six-month period ended December 27, 1997, management estimates that PeopleSoft implementations by Hunter accounted for approximately 48% of The Solutions Group's revenue. During the same period, substantially all of Hunter's revenue from training services was generated by training in PeopleSoft products. As a result, the Company is partially dependent on PeopleSoft's marketing efforts and continued success. Hunter participates in a number of PeopleSoft programs that enable Hunter to obtain early information about new software products and courseware and to benefit from the increased credibility and enhanced reputation resulting from vendor accreditation. A failure to maintain the alliance with PeopleSoft may significantly interfere with Hunter's ability to provide services to existing or potential clients. Neither PeopleSoft nor any other key provider of software products has any obligation to continue its relationship with Hunter. Significant changes to the vendor-sponsored programs in which Hunter participates or any deterioration in the relationship between Hunter and PeopleSoft could result in the loss of vendor certifications, or a reduction in the number of client referrals or other vendor actions, any of which could adversely affect Hunter's ability to compete successfully and, thus, have a material adverse effect on Hunter's business, financial condition and results of operations.

  Intellectual Property Rights.   The Company's success is dependent in part
upon its intellectual property and methodologies, some of which are proprietary to Renaissance. A significant portion of The Strategy Group's management consulting services are based on the Balanced Scorecard concept described in three Harvard Business Review articles and in the book The Balanced Scorecard, all of which were co-authored by one of RSI's founders.

Renaissance believes that the Balanced Scorecard name is in the public domain. As a result, third parties may provide services using the Balanced Scorecard name which are competitive with the services offered by Renaissance.

  Renaissance relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. Renaissance presently holds no patents or registered copyrights. Renaissance has recently filed applications to register certain of its trademarks, both domestically and abroad. Renaissance generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits distribution of its proprietary information. There can be no assurance that the steps taken by Renaissance in this regard will be adequate to deter misappropriation of its proprietary information or that Renaissance will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Although Renaissance believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against Renaissance in the future.

  Government Regulation of Immigration.   Certain of Renaissance's IT
professionals are foreign nationals working in the United Stated under H-1B permits. Accordingly, both Renaissance and these foreign nationals must comply with United States immigration laws. The inability of Renaissance to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on Renaissance's business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of Renaissance to retain foreign employees could require Renaissance to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on Renaissance's hiring practices could have a material adverse effect on Renaissance's business, operating results and financial condition.

  Fluctuations in Operating Results; Seasonality.   Renaissance's operating
results have fluctuated in the past based on many factors, including: the opening of new branch offices; the number, significance, mix and timing of client projects; the number of business days in a particular period; and general economic conditions. In view of Renaissance's significant growth in recent years, Renaissance believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. Because Renaissance only derives revenue when its consultants are actually working, its operating results are adversely affected when client facilities close due to holidays or inclement weather. In particular, Renaissance generally experiences a certain amount of seasonality in its fourth fiscal quarter due to the number of holidays in that quarter. Further, Renaissance generally experiences lower operating margins in its first fiscal quarter due in part to the timing of unemployment tax accruals.

  Fluctuations in the General Economy. Demand for IT professional services is significantly affected by the general level of economic activity. When economic activity slows, clients may delay or cancel plans that involve the hiring of consultants. Renaissance is unable to predict the level of economic activity at any particular time, and fluctuations in the general economy could adversely affect Renaissance's business, operating results and financial condition.

  Potential Decrease in Services After the Year 2000. As the year 2000 approaches, many potential clients are evaluating their legacy systems and must decide whether to repair or replace existing applications that have year 2000 operability issues. While the Company believes that such evaluations are favorably affecting demand for its services, this demand driver is likely to dissipate as year 2000 issues are resolved. Given the lack of precedent for an issue of this magnitude, the Company's ability to accurately forecast the effect of the issue on quarter to quarter revenue achievement is limited. A core element of the Company's growth strategy is to use the business relationships and the knowledge of its clients' computer systems obtained in providing its services to generate additional IT projects for these clients. There can be no assurance, however, that the Company will be successful in generating additional business from these clients.

  Rapid Technological Change. The Company's future success will depend on its ability to maintain its expertise in rapidly advancing technologies, as well as to respond quickly to evolving industry trends and client needs. There can be no assurance that the Company will be successful in adapting to these advances in technology or in addressing changing client needs on a timely basis or, if the Company does gain such expertise, that it will be able to market new services successfully. There can be no assurance that the Company will satisfactorily complete projects where unproven technologies or tools are critical to the projects' success. In addition, there can be no assurance that the services or technologies developed by others will not significantly reduce demand for the Company's services or render the Company's services obsolete.

  Competition. The Company's service areas are highly competitive and are subject to low barriers to entry and rapid change. The Company faces competition for client assignments from a number of companies having significantly greater financial, technical and marketing resources and greater name recognition that the Company. Principal competitors for the Company's services include the consulting practices of the six largest international accounting firms, and the professional services groups of many large technology and management consulting companies. The Company also competes with smaller service providers whose specific, more narrowly focused service offerings may be more attractive to potential clients than the Company's multidimensional approach. In addition, several software vendors, including PeopleSoft, have developed and may expand their own consulting, training and implementation capabilities. Furthermore, clients may elect to use their internal resources instead of utilizing the Company's services. There can be no assurance that the Company will compete successfully with potential clients' internal resources or with existing or new competitors.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           -----
Report of Price Waterhouse LLP...........................................    26
Report of Graves, McKenna, Lundeen & Almquist, P.L.L.P. .................    27
Report of Deloitte & Touche LLP..........................................    28
Report of Coopers & Lybrand L.L.P. ......................................    29
Consolidated Balance Sheet as of June 29, 1996, June 28, 1997 and
  December 27, 1997......................................................    30
Consolidated Statement of Income for the Years Ended June 24, 1995,
  June 29, 1996 and June 28, 1997 and the Six Months Ended
  December 27, 1997......................................................    31
Consolidated Statement of Changes in Stockholders' Equity for the
  Years Ended June 24, 1995, June 29, 1996 and June 28, 1997 and the
  Six Months Ended December 27, 1997.....................................    32
Consolidated Statement of Cash Flows for the Years Ended June 24, 1995,
  June 29, 1996 and June 28, 1997 and the Six Months Ended
  December 27, 1997......................................................    34
Notes to Consolidated Financial Statements...............................    35
Financial Statement Schedule:
  For the Years Ended June 24, 1995, June 29, 1996 and June 28, 1997,
    and the Six Months Ended December 27, 1997
     II--Valuation and Qualifying Accounts...............................    S1


  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  See selected quarterly financial data in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Renaissance Worldwide, Inc.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Renaissance Worldwide, Inc. (formerly The Registry, Inc.) and its subsidiaries (the "Company") at June 29, 1996, June 28, 1997 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997 and for the six month period ended December 27, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Shamrock Computer Resources, Ltd., a wholly-owned subsidiary, for the year ended December 31, 1995, which are included in the accompanying consolidated statement of income for the year ended June 24, 1995. We also did not audit the financial statements of Renaissance Solutions, Inc., a wholly-owned subsidiary, as of December 31, 1996 and for the two years in the period then ended, which statements are included in the accompanying consolidated balance sheet as of June 29, 1996 and in the accompanying consolidated statement of income for the years ended June 24, 1995 and June 29, 1996, respectively. We also did not audit the financial statements of The Hunter Group, Inc., a wholly-owned subsidiary, as of December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996, which statements are included in the accompanying consolidated balance sheet as of June 29, 1996 and June 28, 1997, respectively, and in the accompanying consolidated statement of income for the years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. In the aggregate, these statements reflect total assets of $89,182,000 and $12,077,000 in the accompanying consolidated balance sheet as of June 29, 1996 and June 28, 1997, respectively, and total revenues of $71,676,000, $72,004,000, and $39,215,000 in the accompanying consolidated statement of income for the years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Shamrock Computer Resources, Ltd., Renaissance Solutions, Inc. and The Hunter Group, Inc. for these periods is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP


Boston, Massachusetts
February 12, 1998, except as to the
"Stock Split and Authorized Shares" section of Note 10 which is as of March 24, 1998

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


Graves, McKenna, Lundeen & Almquist, PLLP
Certified Public Accountants


Minneapolis, Minnesota
December 13, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of
Renaissance Solutions, Inc.:

  We have audited the consolidated balance sheet of Renaissance Solutions, Inc. and its subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Solutions, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

  As described in Note 3, the consolidated financial statements of the Company give retroactive effect to the acquisition of International Systems Services Corporation by the Company on December 31, 1996 as a pooling-of-interests.

Deloitte & Touche LLP

Boston, Massachusetts
February 28, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
THE HUNTER GROUP, INC.

  We have audited the consolidated balance sheets of The Hunter Group, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As discussed in Note 11, on November 26, 1997, pursuant to an Agreement and Plan of Merger, dated November 15, 1997, the Company was acquired by Renaissance Worldwide, Inc. (formerly The Registry, Inc.).

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hunter Group, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                    Coopers & Lybrand L.L.P.
Baltimore, Maryland
February 14, 1997, except for Note 3, as to which the date is September 30, 1997, and Note 11, as to which the date is November 26, 1997.

                          RENAISSANCE WORLDWIDE, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                                           JUNE 29, 1996   JUNE 28, 1997   DECEMBER 27, 1997
                                                                           --------------  --------------  ------------------
                                       ASSETS
Current assets
 Cash and cash equivalents                                                      $ 63,247        $ 27,892            $ 17,835
 Marketable securities                                                            17,910          28,675               5,867
 Accounts receivable, net of allowance for doubtful accounts of
 $1,330, $1,783, and $3,387 at June 29, 1996, June 28, 1997 and                   57,621         109,565             141,007
 and December 27, 1997, respectively
 Notes receivable                                                                     82           1,663               1,689
 Deferred income taxes                                                               607           2,299               2,167
 Other current assets                                                              2,057           4,114               7,266
                                                                         ---------------------------------------------------
     Total current assets                                                        141,524         174,208             175,831
Fixed assets, net                                                                 11,457          17,046              24,422
Notes receivable from officers                                                        60             529                 102
Goodwill and other intangible assets, net of accumulated amortization of $145, $1,028, and $2,593 at June 29, 1996, June 28, 1997 and
 December 27, 1997, respectively                                                     773          46,068              94,247
Other assets                                                                         523           1,284               2,934
Deferred income taxes                                                                 35               -                 855
                                                                         ---------------------------------------------------
     Total assets                                                               $154,372        $239,135            $298,391
                                                                         ===================================================
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Line of credit                                                                 $  3,435        $  3,050            $ 37,600
 Current portion of capital lease obligations                                        131             170                  92
 Current portion of long-term debt                                                 1,126             550               2,866
 Note payable to officer                                                             500               -                   -
 Accounts payable                                                                  8,469           8,755              12,414
 Accrued salaries and wages                                                        6,721          10,385              11,226
 Other accrued expenses                                                            9,905          18,109              40,588
 Income taxes payable                                                              2,202           1,433                   -
 Deferred income taxes                                                             1,051           2,241                 142
                                                                         ---------------------------------------------------
     Total current liabilities                                                    33,540          44,693             104,928
Deferred income taxes                                                              1,104           1,115               2,484
Capital lease obligations                                                            254             236                  37
Long-term debt                                                                     2,600           2,284               3,602
Other liabilities                                                                    181             496                 226
                                                                         ---------------------------------------------------
     Total liabilities                                                            37,679          48,824             111,277
                                                                         ---------------------------------------------------
Commitments and contingencies (Notes 4 and 12)
Stockholders' equity
 Preferred stock, no par value:                                                    1,916               -                   -
     Authorized  5,000,000 shares, issued and outstanding -
      2,448,000 at June 29, 1996 (liquidating preference $1,934), and 0 at June 28, 1997 and December 27, 1997
 Preferred stock, $0.10 par value (Note 10)                                            -               -                   -
 Common stock, no par value:                                                         181           4,704               4,704
     Authorized  99,000,000 shares; issued and outstanding
      44,429,413 shares at June 29, 1996, 49,603,316 shares at June
      28, 1997 and 50,111,264 shares at December 27, 1997
 Additional paid in capital                                                      100,331         157,159             160,701
 Notes receivable from stockholders                                                 (476)           (476)               (476)
 Deferred stock compensation                                                        (179)              -                   -
 Retained earnings                                                                14,673          28,782              21,986
 Unrealized gain (loss) on investments                                               (18)            (21)                 22
 Cumulative translation adjustment                                                   265             163                 177
                                                                         ---------------------------------------------------
     Total stockholders' equity                                                  116,693         190,311             187,114
                                                                         ---------------------------------------------------
     Total liabilities and stockholders' equity                                 $154,372        $239,135            $298,391
                                                                         ===================================================


   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                       SIX MONTHS
                                           YEAR ENDED        YEAR ENDED   YEAR ENDED      ENDED
                                            JUNE 24,          JUNE 29,     JUNE 28,    DECEMBER 27,
                                              1995              1996         1997          1997
Revenue                                     $200,233          $288,882     $428,258      $285,937
Cost of revenue                              141,554           202,019      298,679       190,745
                                         ---------------------------------------------------------
                                              58,679            86,863      129,579        95,192
Selling, general and administrative           45,589            67,515       95,254        75,041
 expenses
Acquisition-related expenses                       -             3,524        8,268        17,961
                                         ---------------------------------------------------------
Income from operations                        13,090            15,824       26,057         2,190
Interest expense                              (1,344)           (2,279)        (925)       (1,156)
Interest income                                  651             1,674        4,665           762
                                         ---------------------------------------------------------
Income before taxes                           12,397            15,219       29,797         1,796
Income tax provision                           3,597             7,216       15,237         7,765
                                         ---------------------------------------------------------
Net income (loss)                           $  8,800          $  8,003     $ 14,560      $ (5,969)
                                         ---------------------------------------------------------

Net income (loss) per share - basic            $0.24             $0.21        $0.31        $(0.12)
Weighted average common shares
   outstanding - basic                        36,307            38,182       46,018        49,982

Net income (loss) per share - diluted          $0.23             $0.19        $0.29        $(0.12)
Weighted average common and
   potential common shares
   outstanding - diluted                      38,544            49,393       50,128        49,982


    The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                          PREFERRED STOCK               COMMON STOCK                COMMON STOCK
                                                              NO PAR                       NO PAR                     $0.01 PAR
                                                      ----------------------         --------------------       ------------------
                                                      SHARES           VALUE         SHARES         VALUE       SHARES       VALUE
                                                  ---------------  -------------  -------------  -----------  -----------  -------

Balance at June 25, 1994........................       2,790,000        $ 2,204     24,079,240       $  207      200,000       $ 2
Proceeds from issuance of Common Stock, net
 of issuance costs..............................              --             --      2,240,000           --           --        --
Stock issued upon exercise of options...........         123,000             14         70,708            1           --        --
Repurchase of stock.............................        (465,000)          (302)      (255,218)         (30)          --        --
Amortization of deferred stock compensation.....              --             --             --           --           --        --
Distributions...................................              --             --             --           --           --        --
Corporate reorganization........................              --             --             --           --           --        --
Sale of warrants to acquire common stock........              --             --             --           --           --        --
Issuance of loan to stockholder.................              --             --             --           --           --        --
Cumulative translation adjustment...............              --             --             --           --           --        --
Unrealized gain on marketable securities........              --             --             --           --           --        --
Net income for the year.........................              --             --             --           --           --        --
                                                  --------------   ------------    -----------   ----------   ----------   -------
Balance at June 24, 1995........................       2,448,000          1,916     26,134,730          178      200,000         2


Consolidation of real estate trust..............              --             --             --           --           --        --
Acquisition of America's Registry...............              --             --     10,666,666           --     (200,000)       (2)
Amortization of deferred stock compensation.....              --             --             --           --           --        --
Proceeds from issuance of Common Stock, net of
 issuance costs.................................              --             --      6,247,640           --           --        --
Stock issued upon exercise of options...........          23,000             --        311,811            3           --        --
Exercise of Gemini Warrants.....................              --             --      1,013,760           --           --        --
Stock issued through stock purchase plan........              --             --         67,429           --           --        --
Tax benefit associated with option exercises....              --             --             --           --           --        --
Capital contribution............................              --             --             --           --           --        --
Translation adjustment..........................              --             --             --           --           --        --
Unrealized loss on marketable securities........              --             --             --           --           --        --
Distributions...................................              --             --             --           --           --        --
Net income for the year.........................              --             --             --           --           --        --
Adjustment to eliminate duplication of the
 six month period ended December 31, 1995
 resulting from the change in fiscal year of
 entities acquired in poolings-of-interests
 Net income.....................................              --             --             --           --           --        --
 Distributions..................................              --             --             --           --           --        --
 Amortization of deferred stock compensation....              --             --             --           --           --        --
 Stock issued upon exercise of stock options....         (23,000)            --        (12,622)          --           --        --
                                                  --------------   ------------    -----------   ----------   ----------   -------
BALANCE AT JUNE 29, 1996........................       2,448,000        $ 1,916     44,429,414       $  181           --       $--
Repurchase of stock.............................              --             --        (96,286)          --           --        --
Proceeds from issuance of stock, net of
 issuance costs.................................         165,000          1,564      2,872,946        1,043           --        --


                                                                        WARRANTS                  NOTES
                                                     ADDITIONAL        TO ACQUIRE              RECEIVABLE
                                                      PAID-IN            COMMON    TREASURY       FROM
                                                      CAPITAL             STOCK     STOCK     STOCKHOLDERS
                                                     ----------        ----------  --------   ------------
Balance at June 25, 1994........................        $  1,322             --    $    --        $(226)
Proceeds from issuance of Common Stock, net
 of issuance costs..............................          15,636             --         --           --
Stock issued upon exercise of options...........              16             --         --           --
Repurchase of stock.............................              --             --         --           --
Amortization of deferred stock compensation.....              --             --         --           --
Distributions...................................              --             --         --           --
Corporate reorganization........................          (1,315)            --         --           --
Sale of warrants to acquire common stock........              --          1,600         --           --
Issuance of loan to stockholder.................              --             --         --         (250)
Cumulative translation adjustment...............              --             --         --           --
Unrealized gain on marketable securities........              --             --         --           --
Net income for the year.........................              --             --         --           --
                                                    ----------------------------------------------------
Balance at June 24, 1995........................          15,659          1,600         --         (476)
Consolidation of real estate trust..............            (111)            --         --           --
Acquisition of America's Registry by RWI........               2             --         --           --
Amortization of deferred stock compensation.....              --             --         --           --
Proceeds from issuance of Common Stock, net of
 issuance costs.................................          68,962             --         --           --
Stock issued upon exercise of options...........           1,696             --         --           --
Exercise of Gemini Warrants.....................          11,917         (1,600)        --           --
Stock issued through stock purchase plan........             607             --         --           --
Tax benefit associated with option exercises....           1,178             --         --           --
Capital contribution............................             421             --         --           --
Translation adjustment..........................              --             --         --           --
Unrealized loss on marketable securities........              --             --         --           --
Distributions...................................              --             --         --           --
Net income for the year.........................              --             --         --           --
Adjustment to eliminate duplication of the
 six month period ended December 31, 1995
 resulting from the change in fiscal year of
 entities acquired in poolings-of-interests
 Net income.....................................              --             --         --           --
 Distributions..................................              --             --         --           --
 Amortization of deferred stock compensation....              --             --         --           --
 Stock issued upon exercise of stock options....              --             --         --           --

                                                    ----------------------------------------------------
BALANCE AT JUNE 29, 1996........................        $100,331             --         --        $(476)

Repurchase of stock.............................              --             --     (2,000)          --
Proceeds from issuance of stock, net of
 issuance costs.................................          52,916             --      2,000           --




                                                                                      UNREALIZED
                                                     DEFERRED                         GAIN/LOSS     CUMULATIVE       TOTAL
                                                      STOCK           RETAINED           OP         TRANSLATION  STOCKHOLDERS'
                                                   COMPENSATION       EARNINGS         INVEST       ADJUSTMENT      EQUITY
                                                   ------------       --------        ----------    -----------  -------------
Balance at June 25, 1994........................         $(226)        $ 5,755             --        $  --        $  9,038
Proceeds from issuance of Common Stock, net
 of issuance costs..............................            --              --             --           --          15,636
Stock issued upon exercise of options...........            --              --             --           --              31
Repurchase of stock.............................            --              --             --           --            (332)
Amortization of deferred stock compensation.....            31              --             --           --              31
Distributions...................................            --          (4,122)            --           --          (4,122)
Corporate reorganization........................            --           1,315             --           --               -
Sale of warrants to acquire common stock........            --              --             --           --           1,600
Issuance of loan to stockholder.................            --              --             --           --            (250)
Cumulative translation adjustment...............            --              --             --          (48)            (48)
Unrealized gain on marketable securities........            --              --             35           --              35
Net income for the year.........................            --           8,800                          --           8,800
                                                   -----------------------------------------------------------------------
Balance at June 24, 1995........................          (195)         11,748             35          (48)         30,419
Consolidation of real estate trust..............            --              --             --           --            (111)
Acquisition of America's Registry by RWI........            --              --             --           --              --
Amortization of deferred stock compensation.....            31              --             --           --              31
Proceeds from issuance of Common Stock, net of
 issuance costs.................................            --              --             --           --          68,962
Stock issued upon exercise of options...........            --              --             --           --           1,699
Exercise of Gemini Warrants.....................            --              --             --           --          10,317
Stock issued through stock purchase plan........            --              --             --           --             607
Tax benefit associated with option exercises....            --              --             --           --           1,178
Capital contribution............................            --              --             --           --             421
Translation Adjustment..........................            --              --             --          313             313
Unrealized loss on marketable securities........            --              --            (53)          --             (53)
Distributions...................................            --          (2,958)            --           --          (2,958)
Net income for the year.........................            --           8,003             --           --           8,003
Adjustment to eliminate duplication of the
 six month period ended December 31, 1995
 resulting from the change in fiscal year of
 entities acquired in poolings-of-interests
 Net income.....................................            --          (2,294)            --           --          (2,294)
 Distributions..................................            --             174             --           --             174
 Amortization of deferred stock compensation....           (15)             --             --           --             (15)
 Stock issued upon exercise of stock options....            --              --             --           --              --

                                                   ------------------------------------------------------------------------
BALANCE AT JUNE 29, 1996........................         $(179)        $14,673   $        (18)         265         116,693

Repurchase of stock.............................            --              --             --           --          (2,000)
Proceeds from issuance of stock, net of
 issuance costs.................................            --             (80)            --           --          57,443


                                                          PREFERRED STOCK               COMMON STOCK                COMMON STOCK
                                                              NO PAR                       NO PAR                     $0.01 PAR
                                                      ----------------------         --------------------       ------------------
                                                      SHARES           VALUE         SHARES         VALUE       SHARES      VALUE
                                                  ---------------  -------------  -------------  -----------  -----------  -------
 Sale of warrants for common stock...............              --           --      1,013,760           --         --         --
 Compensation expense in connection with grant
  of stock options...............................                                          --
 Stock issued upon exercise of options...........              --           --      1,124,509           --         --         --
 Stock issued for acquisition....................              --           --        266,528           --         --         --
 Tax benefit associated with options exercises...              --           --             --           --         --         --
 Amortization of deferred stock compensation.....              --           --             --           --         --         --
 Conversion of preferred stock...................      (2,613,000)      (3,480)     1,434,160        3,480         --         --
 Stock issued through stock purchase plan........              --           --        111,474           --         --         --
 Unrealized gain on marketable securities........              --           --             --           --         --         --
 Buy back of Treasury Stock......................              --           --        (15,005)          --         --         --
 Distributions...................................              --           --             --           --         --         --
 Net income for the year.........................              --           --             --           --         --         --
 Cumulative translation adjustment...............              --           --             --           --         --         --
 Elimination of duplicate activity for the six
  month period ended December 31, 1996
  resulting from the change in fiscal year of
  entities acquired in poolings-of-interests
  Net income.....................................              --           --             --           --         --         --
   Proceeds from issuance of stock, net of
    issuance costs...............................              --           --       (344,240)          --         --         --
  Sale of warrants to acquire capital stock......              --           --     (1,013,760)          --         --         --
  Stock issued upon exercise of options..........              --           --       (148,402)          --         --         --
  Tax benefit associated with the exercise of
   stock options.................................              --           --             --           --         --         --
  Stock issued through stock purchase plan.......              --           --        (31,782)          --         --         --
  Translation adjustment.........................              --           --             --           --         --         --
  Unrealized gain on marketable securities.......              --           --             --           --         --         --
                                                  ---------------------------------------------------------------------------------
BALANCE AT JUNE 28, 1997                                       --            0     49,603,317        4,704         --         --
 Adjustment to add back elimination of the six
  month period ended June 30, 1997
  resulting from the change in fiscal year of
  entities acquired in poolings-of-interests.....              --           --             --           --         --         --
  Net income.....................................              --           --             --           --         --         --
  Cumulative translation adjustment..............              --           --             --           --         --         --
 Compensation expense in connection with grant
  of stock options...............................              --           --             --           --         --         --
 Stock issued upon exercise of options...........              --           --        105,700           --         --         --
 Stock issued for acquisition....................              --           --        328,578           --         --         --
 Tax benefit associated with exercise of certain
  options........................................              --           --             --           --         --         --
 Stock issued through stock purchase plan........              --           --         73,670           --         --         --
 Unrealized gain on marketable securities........              --           --             --           --         --         --
 Net income for the year.........................              --           --             --           --         --         --
 Cumulative translation adjustment...............              --           --             --           --         --         --
                                                  ----------------------------------------------------------------------------------
BALANCE AT DECEMBER 27, 1997                                   --        $   0     50,111,265       $4,704         --         --
                                                  ----------------------------------------------------------------------------------

                                                                        WARRANTS                  NOTES
                                                     ADDITIONAL        TO ACQUIRE              RECEIVABLE
                                                      PAID-IN            COMMON    TREASURY       FROM
                                                      CAPITAL             STOCK     STOCK     STOCKHOLDERS
                                                     ----------        ----------  --------   ------------
 Sale of warrants for common stock...............          11,917         (1,600)        --           --
 Compensation expense in connection with grant
  of stock options...............................             528             --         --           --
 Stock issued upon exercise of options...........           3,490             --         --           --
 Stock issued for acquisition....................           3,979             --         --           --
 Tax benefit associated with exercise of certain
  options........................................           3,522             --         --           --
 Amortization of deferred stock compensation.....              --             --         --           --
 Conversion of preferred stock...................              --             --         --           --
 Stock issued through stock purchase plan........           1,126             --         --           --
 Unrealized gain on marketable securities........              --             --         --           --
 Buy back of Treasury Stock......................              --             --         --           --
 Distributions...................................              --             --         --           --
 Net income for the year.........................              --             --         --           --
 Cumulative translation adjustment...............              --             --         --           --
 Elimination of duplicate activity for the six
  month period ended December 31, 1996
  resulting from the change in fiscal year of
  entities acquired in poolings-of-interests
  Net income.....................................              --             --         --           --
  Proceeds from issuance of stock, net of
   issuance costs................................          (6,496)            --         --           --
  Sale of warrants to acquire capital stock......         (11,917)         1,600         --           --
  Stock issued upon exercise of options..........            (997)            --         --           --
  Tax benefit associated with the exercise of
    stock options................................            (879)            --         --           --
  Stock issued through stock purchase plan.......            (361)            --         --           --
  Translation adjustment.........................              --             --         --           --
  Unrealized gain on marketable securities.......              --             --         --           --
                                                  --------------------------------------------------------------------------
BALANCE AT JUNE 28, 1997                                  157,159             --         --         (476)

 Adjustment to add back elimination of the six
   month period ended June 30, 1997
   resulting from the change in fiscal year of
   entities acquired in poolings-of-interests....              --             --         --           --
   Net income....................................              --             --         --           --
   Cumulative translation adjustment.............              --             --         --           --
  Compensation expense in connection with grant
   of stock options...............................             750             --         --           --
  Stock issued upon exercise of options...........           1,050             --         --           --
  Tax benefit associated with exercise of certain
   options........................................             267             --         --           --
  Stock issued through stock purchase plan........           1,475             --         --           --
  Unrealized gain on marketable securities........              --             --         --           --
  Net income for the year.........................              --             --         --           --
  Cumulative translation adjustment...............              --             --         --           --
                                                  --------------------------------------------------------------------------
Balance at December 27, 1997                             $160,701        $    --      $  --        $(476)
                                                  --------------------------------------------------------------------------

                                                                                      UNREALIZED
                                                     DEFERRED                         GAIN/LOSS     CUMULATIVE       TOTAL
                                                      STOCK           RETAINED           OP         TRANSLATION  STOCKHOLDERS'
                                                   COMPENSATION       EARNINGS         INVEST       ADJUSTMENT      EQUITY
                                                   ------------       --------        ----------    -----------  -------------
 Sale of warrants for common stock...............           --            --                  --          --         10,317
 Compensation expense in connection with grant
  of stock options...............................           --            --                  --          --            528
 Stock issued upon exercise of options...........           --            --                  --          --          3,490
 Stock issued for acquisition....................           --            --                  --          --          3,979
 Tax benefit associated with exercise of certain
  options........................................           --            --                  --          --          3,522
 Amortization of deferred stock compensation.....          179            --                  --          --            179
 Conversion of preferred stock...................           --
 Stock issued through stock purchase plan........           --            --                  --          --          1,126
 Unrealized gain on marketable securities........           --            --                 (15)         --            (15)
 Buy back of Treasury Stock......................           --            --                  --          --             --
 Distributions...................................           --          (540)                 --          --           (540)
 Net income for the year.........................           --        14,560                  --          --         14,560
 Cumulative translation adjustment...............           --            --                  --         200            200
 Elimination of duplicate activity for the six
  month period ended December 31, 1996
  resulting from the change in fiscal year of
  entities acquired in poolings-of-interests.....           --            --                  --          --             --
  Net income.....................................           --           169                  --          --            169
  Proceeds from issuance of stock, net of
   issuance costs................................           --            --                  --          --         (6,496)
  Sale of warrants to acquire capital stock......           --            --                  --          --        (10,317)
  Stock issued upon exercise of options..........           --            --                  --          --           (997)
  Tax benefit associated with the exercise of
   stock options.................................           --            --                  --          --           (879)
  Stock issued through stock purchase plan.......           --            --                  --          --           (361)
  Translation adjustment.........................           --            --                  --        (302)          (302)
  Unrealized gain on marketable securities.......           --            --                  12           --            12
                                                  --------------------------------------------------------------------------
BALANCE AT JUNE 28, 1997                                    --        28,782                 (21)        163        190,311

 Adjustment to add back elimination of the six
  month period ended June 30, 1997
  resulting from the change in fiscal year of
  entities acquired in poolings-of-interests.....           --            --                  --          --             --
  Net income.....................................           --          (827)                 --          --           (827)
  Cumulative translation adjustment..............           --            --                  --        (146)          (146)
  Compensation expense in connection with grant
   of stock options..............................           --            --                  --          --            750
  Stock issued upon exercise of options..........           --            --                  --          --          1,050
  Tax benefit associated with exercise of certain
   options.......................................           --            --                  --          --            267
  Stock issued through stock purchase plan.......           --            --                  --          --          1,475
  Unrealized gain on marketable securities.......           --            --                  43          --             43
  Net income for the year........................           --        (5,969)                 --          --         (5,969)
  Cumulative translation adjustment..............           --            --                  --         160            160
                                                  --------------------------------------------------------------------------
Balance at December 27, 1997.....................           --        21,986                  22         177        187,114
                                                  --------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)


                                                                                                            SIX MONTHS
                                                                   YEAR ENDED   YEAR ENDED   YEAR ENDED       ENDED
                                                                   -----------  -----------  -----------  --------------
                                                                    JUNE 24,     JUNE 29,     JUNE 28,     DECEMBER 27,
                                                                   -----------  -----------  -----------  --------------
                                                                      1995         1996         1997          1997
                                                                   -----------  -----------  -----------  --------------
Cash flows from operating activities:
 Net income (loss)...............................................    $  8,800     $  8,003    $  14,560        $ (5,969)
 Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
  Depreciation and amortization..................................       1,397        1,902        3,371           4,751
  Provision for losses on accounts receivable....................         290          504          880           1,270
  Deferred income taxes..........................................         544         (636)       3,039          (1,091)
  Compensation expense on stock options..........................          31           31          494             750
  Loss on sale of fixed assets...................................          60           --           --              --
  Changes in operating assets and liabilities:
     Accounts receivable.........................................     (20,678)     (13,833)     (36,649)        (25,853)
     Other current assets........................................        (650)        (698)      (1,864)         (2,666)
     Other assets................................................        (270)        (252)      (1,071)         (3,507)
     Accounts payable............................................       1,552        3,801       (3,609)         (4,408)
     Accrued expenses............................................       1,266        6,240        3,312          15,565
     Accrued salaries and wages..................................         670        1,968         (223)          1,082
     Income taxes payable........................................         170        1,688        1,840          (1,295)
     Other liabilities...........................................          87           94           --             187
                                                                 ------------------------------------------------------
   Net cash provided by (used for) operating activities..........      (6,731)       8,812      (15,920)        (21,184)
                                                                 ------------------------------------------------------
Cash flows from investing activities:
 Cash disbursed for acquisitions, net of
    cash acquired................................................        (250)          --      (41,543)        (36,987)
 Increase in notes receivable from officers......................        (684)        (709)         (90)            (31)
 Repayment of notes receivable from officers.....................          --        2,548            3             458
 Increase in notes receivable....................................         (57)         (25)      (1,564)            (26)
 Investment in capitalized software..............................          --           --           --          (1,450)
 Purchases of marketable securities..............................      (4,855)     (46,267)    (246,679)        (91,926)
 Sales of marketable securities..................................          --       33,194      231,579         114,734
 Purchases of fixed assets.......................................      (4,673)      (4,350)      (6,456)         (9,678)
                                                                 ------------------------------------------------------
   Net cash used for investing activities........................     (10,519)     (15,609)     (64,750)        (24,906)
                                                                 ------------------------------------------------------
Cash flows from financing activities:
 Cash proceeds from issuance of common
    stock........................................................      15,652       81,876       67,127              --
 Cash payments to repurchase common stock........................         (71)          --       (2,000)             --
 Proceeds from reissuance of treasury stock......................          --           --        1,920              --
 Cash proceeds from exercise of stock options....................          15        1,181        3,491           1,050
 Cash proceeds from stock purchase plan..........................          --           --        1,135           1,475
 Sale of warrants to acquire common stock........................       1,600           --           --              --
 Net borrowings (payments) on line of credit.....................       8,549      (14,778)       1,239          32,234
 Proceeds from issuance of long-term debt........................       1,800          500           --              --
 Repayments of short-term borrowings.............................      (2,001)      (2,145)          --              --
 Principal payments on long-term debt and
    capital lease obligations....................................        (741)      (3,679)      (2,462)         (3,140)
 Proceeds from issuance of long-term debt........................       2,080        2,160          378           4,047
 Capital contribution............................................          --          421           --              --
 Distributions...................................................      (4,372)      (2,958)        (540)             --
                                                                 ------------------------------------------------------
   Net cash provided by financing activities.....................      22,511       62,578       70,288          35,684
                                                                 ------------------------------------------------------
   Effect of exchange rates on cash and cash
     equivalents.................................................         (48)         313           84             169
   Addition of activity for Hunter for January to
     June 1997 (Note 3)..........................................          --           --           --             200
   Elimination of duplicated activity from July
     to December (Note 3)........................................          --         (855)     (25,057)             --
                                                                 ------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.............       5,213       55,239      (35,355)        (10,057)
Cash and cash equivalents, beginning of period...................       2,795        8,008       63,247          27,892
                                                                 ------------------------------------------------------
Cash and cash equivalents, end of period.........................    $  8,008     $ 63,247    $  27,892        $ 17,835
                                                                 ======================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..........................................    $  1,331     $  2,064    $     802        $    991
 Cash paid for income taxes......................................    $  2,908     $  2,060    $  10,269        $ 10,608

See additional disclosure of non-cash investing and financing activity in Notes
                             3, 4, 7, 8, 10 and 15.

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company"), formerly known as The Registry, Inc., is a worldwide provider of integrated business and information technology ("IT") consulting services to organizations with complex IT operations in a broad range of industries. The Company's offerings are categorized into three business units: Strategy, Solutions and Services. The Strategy Business Unit provides management consulting and technology integration services in connection with performance support systems. The Solutions Business Unit provides IT solutions design and implementation services. The Services Business Unit provides IT professionals on a contract basis. The Company's primary locations are in the United States with subsidiaries throughout
Europe and Asia. See Note 17.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation


  The accompanying financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On November 26, 1996, November 27, 1996, July 31, 1997, and November 26, 1997, the Company completed the acquisitions of Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), Renaissance Solutions, Inc. ("RSI"), and The Hunter Group, Inc. ("Hunter"), respectively. On December 31, 1996, RSI completed the acquisition of International Systems Services Corporation. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of each of these entities with the Company for all periods presented (see Note 3). In addition, the accompanying financial statements include the accounts of several entities acquired in purchase transactions, subsequent to their respective acquisition dates (see Note 4), as well as the accounts of a real estate trust (the "Trust") which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995 (see Note 15). All material intercompany balances and transactions have been eliminated.

Fiscal Year

  Effective with this transition report, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. RSI, ARI and SCR previously utilized a December 31 year end. Upon acquisition, RSI, ARI and SCR changed their fiscal year ends to the last Saturday in June to conform to the Company's previous fiscal year. Hunter previously utilized a December 31 year end. Upon acquisition, Hunter changed its fiscal year end to the last Saturday in December to conform to the Company's fiscal year (see Note 3).

  The transition period ended December 27, 1997 reflects the results of operations and cash flows for the six months then ended for the Company and all of its subsidiaries. The results of operations and of cash flows for the years ended June 24, 1995, June 29, 1996 and June 28, 1997 are for 52 weeks, 53 weeks and 52 weeks, respectively.

  The unaudited results of operations for the six month period ended December 28, 1996 included revenues of $187,381,000, cost of revenues of $131,259,000, selling, general and administrative expenses (including acquisition-related expenses) of $52,119,000, income from operations of $4,003,000, income before taxes of $6,794,000, and net income of $778,000. Earnings per share-basic for the period was $0.02. Earnings per share-diluted for the period was $0.02. In the opinion of management, the above unaudited amounts include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Company's consolidated results of operations for the six months ended December 28, 1996.

Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of short term federal notes and money market securities bearing interest at a weighted average rate of approximately 5.6% at December 27, 1997. The investments are carried at cost plus accrued interest, which approximates market value. The Company considers such securities to be classified as "available-for-sale".

Revenue Recognition

  The Company's revenue is primarily composed of fees for consulting services . The majority of the Company's revenue is from contracts on a time and materials basis and is recognized as the services are performed. The remainder of the Company's contracts are on a fixed-price basis, and revenue from those contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated hours at estimated realizable rates. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. Revenues are reported net of reimbursable expenses which are typically billed and collected from clients. Losses, if any, are provided for in the period in which the loss is determined. Amounts received in excess of revenue recognized are recorded as deferred revenue.

  The Company also licenses certain of its intellectual property. Revenue is recognized on license agreements when the Company has completed all of its significant contractual obligations and the license fees are non-refundable. During the six months ended December 27, 1997, the Company recognized $2.5 million of revenue for the license of intellectual property in exchange for a software license.

Accounts Receivable, Concentration of Credit Risk and Uncertainties

  The Company is subject to credit risk through trade receivables. Credit risk with respect to trade receivables is mitigated by the diversification of the Company's operations, as well as its large client base and its geographical dispersion. The Company performs ongoing evaluations of its receivables and may obtain retainers at the onset of significant fixed price client engagements. Collateral is not required for time and material contracts. In management's opinion, the Company has provided sufficient provisions to prevent a significant impact of credit losses to the financial statements. The failure of the Company to complete a fixed price project to the client's satisfaction within the fixed price exposes the Company to potentially unrecoverable cost overruns.

  Fees on fixed-price contracts are generally billable to clients upon the achievement of specified milestones. Unbilled revenue was $3,682,000, $4,060,000 and $6,799,000 at June 29, 1996, June 28, 1997, and December 27, 1997,
respectively.

  No single customer accounted for more than 10% of revenues or more than 10% of accounts receivable for any period presented.

Fixed Assets

  Fixed assets are stated at cost. Additions, renewals and betterments of fixed assets are capitalized. Repair and maintenance expenditures for minor items are generally expensed as incurred. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives:

  Buildings and improvements........  31 1/2 years
  Computer equipment................       5 years
  Furniture and equipment...........  5 to 7 years
  Motor vehicles....................       5 years
  Leasehold improvements............     lesser of lease term or 10 years

Advertising Costs

  Advertising costs are recorded as expense when incurred. There were no advertising costs recorded as assets at June 29, 1996, June 28, 1997 or December 27, 1997.

Software Development Costs

  The Company has capitalized certain software development costs under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Capitalization of software development costs begins upon the establishment of technological feasibility, as defined in SFAS 86, and ceases upon the general release of the related product to the public. The software is generally utilized in conjunction with the Company's consulting services.

  Capitalized software development costs are amortized over the shorter of (a) the ratio which current period revenues for the software product bear to total projected revenues, or (b) a straight-line basis over 1 to 2 years.
Unamortized software development costs totaled $1,225,000 at December 27, 1997, which are included in other assets in the accompanying balance sheet. There were no such capitalized costs at June 29, 1996 or June 28, 1997. Amortization of software development costs totaled $250,000 in the six months ended December 27, 1997.

  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external facts, including technological feasibility, anticipated future revenues, estimated economic lives and changes in software technology.

  The Company has also capitalized costs associated with certain software being developed for internal use. Such costs represent the direct costs of employees associated with the design, development, implementation and testing of projects which management believes will be used productively by the Company. Capitalization commences when the initial product design has been completed and management has committed the appropriate resources to the project, and ceases upon implementation of the software, on a module by module basis.

  Such costs are included within fixed assets in the accompanying balance sheet. Capitalized costs totalled $458,000 and $1,722,000 at June 28, 1997 and December 27, 1997, respectively.


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

  Certain of the Company's subsidiaries had previously elected to be treated as a small business corporation for income tax purposes with income or loss and
credits passed through to the stockholders.   These elections were subsequently
terminated upon acquisition by the Company and the net deferred tax asset or liability as of the date of acquisition has been included in the provision for income taxes in the period of acquisition.

  Certain of the Company's subsidiaries had previously utilized the cash method of accounting for income taxes. Upon acquisition by the Company, these subsidiaries converted to the accrual method of accounting for income taxes.

Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for disclosure purposes only (Note 11).

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at June 29, 1996, June 28, 1997 and December 27, 1997 and the reported amounts of revenues and expenses for the three years in the period ended June 28, 1997 and the six month period ended December 27, 1997. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets

  As described in Note 4, the Company amortizes goodwill and intangible assets arising from purchase acquisitions on a straight-line basis over a period of 10 to 30 years. Goodwill is evaluated for consideration of potential impairment based on the operating results and forecasted cash flows of the acquired entity.

Reclassifications

  Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

Translation of Foreign Currencies

  The functional currency of the Company's subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

Net Income Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies modifications to the calculation of earnings per share from that previously used by the Company. Under SFAS 128, "basic earnings per share" is calculated based upon the weighted average number of common shares actually outstanding, and "diluted earnings per share" is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method, and the assumed conversion of ARI's preferred stock (see Note 10). However, potential common stock has been excluded from the calculation of diluted earnings per share for the six months ended December 27, 1997, as its effect would be anti-dilutive.

  The Company adopted SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, which provides new guidance with respect to earnings per share computations in the periods preceding a company's initial public offering, in the second quarter of the transition period ended December 27, 1997 and has restated all prior periods in its financial statements.

  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                   Year Ended              Six Months
                                        --------------------------------     Ended
                                        June 24,     June 29,    June 28,   December
                                         1995          1996        1997     27, 1997
                                        --------     --------    --------   --------
                                                     (in thousands)
Weighted average number of common
  shares outstanding -- basic             36,307       38,415      46,017     49,982

Assumed exercise of stock options,
  using the treasury stock method            690        2,642       3,552         --

Assumed exercise of warrants,
 using the treasury stock method             100          104          --         --

Assumed conversion of ARI's
 preferred stock                           1,447        1,232         559         --
                                        --------     --------    --------   --------
Weighted average number of common
 and potential common shares
 outstanding -- diluted                   38,544       42,393      50,128     49,982
                                        ========     ========    ========   ========


Recently Enacted Accounting Standards

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

 . the absolute amount of its reported profit or loss is greater than 10% or more of the absolute amount of (1) the combined reported profit of all segments that did not report a loss or (2) the combined reported losses of all segments that did not report a loss,

 . its assets are greater than or equal to 10% or more of combined assets of all operating segments.

  The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows. Management has determined that the adoption of SFAS 131 will not materially differ from the Company's current presentation of operating segments in Note 17.

3.  ACQUISITION OF SUBSIDIARIES - POOLING OF INTERESTS

Transition Period Poolings of Interest

  On July 31, 1997, pursuant to an Agreement and Plan of Merger dated May 19, 1997, the Company, through a wholly-owned subsidiary, acquired RSI. RSI provides management consulting and client/server systems integration services, primarily for large corporations. Pursuant to the agreement, each outstanding share of RSI common stock was converted into the right to receive 1.6 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of RSI common stock at the same conversion ratio. Immediately prior to the acquisition, there were 9,573,204 shares of RSI common stock and options to purchase 1,364,895 shares of RSI common stock outstanding.

  On November 26, 1997, the Company, through a wholly-owned subsidiary, acquired Hunter. Hunter provides management consulting, systems implementation and education services to organization seeking to deploy enterprise software applications, including enterprise resource planning ("ERP") software applications. Pursuant to the agreement, each outstanding share of Hunter common stock was converted into the right to receive 19.9086 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of Hunter common stock at the same conversion ratio. Immediately prior to the acquisition, there were 300,000 shares of Hunter common stock and options to purchase 59,133 shares of Hunter common stock outstanding. In addition, in conjunction with the acquisition of Hunter, Renaissance issued 328,578 shares of Common Stock in exchange for a residual equity interest in Hunter held by a third party.

  In total, 21,647,012 shares of Renaissance common stock were exchanged for all of the outstanding common stock of RSI and Hunter. In addition, outstanding stock options to purchase RSI and Hunter common stock were converted into options to purchase 3,361,088 shares of Renaissance's common stock. These transactions have been accounted for as poolings-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisitions took place at the beginning of such periods.

  RSI had a calendar year end and the results of operations for the year ended December 31, 1995 and December 31, 1996 were combined with the results of operations for Renaissance's fiscal years ended June 24, 1995 and June 29, 1996, respectively. Additionally, the financial position of RSI as of December 31, 1995 and 1996 has been combined with the Company's financial position as of June 24, 1995 and June 29, 1996, respectively. In order to conform RSI's year end to Renaissance's fiscal year end, the consolidated statement of income for fiscal 1997 includes six months (July to December 1996) for RSI which has also been included in the consolidated statement of income for the fiscal year ended June 29, 1996. An adjustment has been made to retained earnings in fiscal 1997 to eliminate the duplication of net income of RSI for such six month period.

  Hunter had a calendar year end and the results of operations for the year ended December 31, 1994, December 31, 1995 and December 31, 1996 were combined with the results of operations for Renaissance's fiscal years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. Additionally, the financial position of Hunter as of December 31, 1994, 1995 and 1996 has been combined with the Company's financial position as of June 24, 1995, June 29, 1996, and June 28, 1997, respectively. In order to conform Hunter's year end to Renaissance's fiscal year end, the consolidated statement of income omits six months (January to June 1997) for Hunter. An adjustment has been made to retained earnings in the transition period ended December 27, 1997 to add back the net loss for Hunter for such six month period.

Fiscal 1997 Poolings of Interest

  On November 26, 1996, pursuant to an Agreement and Plan of Merger dated October 30, 1996, the Company, through a wholly-owned subsidiary, acquired ARI. ARI is an information technology consulting firm performing services similar to those of the Company. Pursuant to the agreement, each outstanding share of ARI capital stock was converted into the right to receive .548856 shares of the Company's Common Stock. The Company also assumed outstanding options for the purchase of ARI common stock at the same conversion ratio. Immediately prior to the acquisition, there were 5,217,000 shares of ARI common stock and options to purchase 794,000 shares of ARI common stock outstanding.

  On November 27, 1996, pursuant to an Agreement and Plan of Merger dated November 2, 1996, the Company, through a wholly-owned subsidiary, acquired SCR. SCR is an information technology consulting firm performing services similar to those of the Company. Pursuant to the agreement, each outstanding share of SCR common stock was converted into the right to receive 273.539 shares of the Company's Common Stock. Pursuant to the provisions of the Iowa Business Corporation Act (the "IBCA"), a stockholder of SCR holding 352 shares of SCR common stock perfected dissenters' rights under the IBCA and was paid $2,000,000 in redemption of such shares.

  On December 31, 1996, the Company, through its RSI subsidiary, acquired International Systems Services Corporation, a Connecticut corporation ("ISS"). ISS is a consulting firm providing business and management consulting services. Pursuant to the agreement, all of the outstanding capital stock of ISS was acquired in exchange for 1,310,000 shares of RSI Common stock (equal to 2,096,000 shares of the Company's Common Stock pursuant to the July 31, 1997 merger of RSI with the Company).

  In total, 6,797,548 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of ARI, SCR and ISS. In addition, outstanding stock options to purchase ARI common stock were converted into options to purchase 435,810 shares of the Company's Common Stock. These transactions (collectively referred to as the "Fiscal 1997 Poolings of Interest") have been accounted for as poolings-of-interests and, therefore, all prior period financial statements presented have been restated as if the acquisitions took place at the beginnings of such periods.

  ARI and SCR each had a calendar year end and the results of operations for ARI and SCR for the year ended December 31, 1995 have been combined with the results of operations for the Company's fiscal year ended June 24, 1995. Additionally, the financial position of ARI and SCR as of December 31, 1995 has been combined with the Company's financial position as of June 24, 1995. In order to conform ARI and SCR's year end to the Company's fiscal year end, the consolidated statement of income for fiscal 1996 includes six months (July to December 1995) for both companies which are also included in the consolidated statement of income for the fiscal year ended June 24, 1995.

  There were no material transactions between the Company, ARI, SCR, ISS, RSI or Hunter during any of the periods presented. No material adjustments to net assets or results of operations were necessary to conform the accounting practices of ARI, SCR, ISS, RSI or Hunter to that of the Company. Certain reclassifications were made to the financial statements of ARI, SCR, ISS, RSI and Hunter to conform with the Company's classifications. All costs associated with the acquisitions have been expensed as incurred.

  Separate results of operations for the periods prior to the acquisitions of ARI, SCR, ISS, RSI and Hunter by the Company were as follows:

                                                                         (in thousands)
                                                                           Year Ended
                                                        ---------------------------------------------------
                                                           June 24,          June 29,         June 28, 1997
                                                             1995              1996
Revenue
          Renaissance Worldwide, Inc.                   $     98,687     $     145,588     $       324,766(a)
          Application Resources, Inc.                         29,870            37,615
          Shamrock Computer Resources, Ltd.                   25,428            33,675
          International Systems Services Corporation          12,935            17,666
          Renaissance Solutions, Inc.                         22,601            34,784              64,277(b)
          The Hunter Group, Inc.                              10,712            19,554              39,215
                                                        ------------     -------------     ---------------
                    Combined                            $    200,233     $     288,882     $       428,258
                                                        ------------     -------------     ---------------

Net Income (Loss)
          Renaissance Worldwide, Inc.                   $        326     $       2,543     $        10,900(a)
          Application Resources, Inc.                          1,273             1,228
          Shamrock Computer Resources, Ltd.                    2,193             2,861
          International Systems Services Corporation             159              (704)
          Renaissance Solutions, Inc.                           3676             2,474               3,217(b)
          The Hunter Group, Inc.                               1,173              (399)                443
                                                        ------------     -------------     ---------------
                    Combined                            $      8,800     $       8,003     $        14,560
                                                        ------------     -------------     ---------------

Other Changes in Stockholders' Equity
          Renaissance Worldwide, Inc.                   $          -     $      33,003     $        51,027(a)
          Application Resources, Inc.                           (317)                3
          Shamrock Computer Resources, Ltd.                     (665)           (1,416)
          International Systems Services Corporation               -                 -
          Renaissance Solutions, Inc.                         13,813            48,815              26,917(b)
          The Hunter Group, Inc.                                (250)                1                 285
                                                        ------------     -------------     ---------------
                    Combined                            $     12,581     $      80,406     $        78,229
                                                        ------------     -------------     ---------------

(a) Includes the results of ARI and SCR, which were acquired by the Company during the year ended June 28, 1997
(b) Includes the results of ISS, which was acquired by RSI during the year ended June 28, 1997

4.   ACQUISITION OF SUBSIDIARIES - PURCHASES

Transition Period Purchases
---------------------------

  McClain Group, Inc. On July 16, 1997, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of McClain Group, Inc., a Virginia corporation ("McClain"), for $15.4 million in cash. McClain is an information technology management consulting firm based in Richmond, Virginia. McClain provides IT consulting and project management services.

  Technomics Consultants International, Inc. On July 25, 1997, RSI, through a wholly-owned subsidiary, acquired all of the outstanding stock of Technomics Consultants International, Inc., an Illinois corporation ("Technomics"), for $2.0 million in cash and up to $5.2 million in contingent consideration. Technomics is a management consulting firm based in Chicago, Illinois with offices in London, England; Hong Kong; Bombay, India; Tokyo, Japan; Ho Chi Minh City, Vietnam; Shanghai, PRC and Singapore.

  Eligibility Management Systems, Inc. On August 27, 1997, the Company, acquired all of the outstanding stock of Eligibility Management Systems, a Florida corporation ("EMS") that provides implementation services to state government agencies and municipalities, for $19.0 million in cash, of which $15.0 million was payable at the time of closing and $4.0 million is payable over the next two years. An additional $4.0 million in consideration may be payable subject to certain earnout arrangements.

  Cambridge Software Group. On December 19, 1997, the Company acquired all of the outstanding stock of Cambridge Software Group, a Massachusetts corporation ("CSG") that provides IT solutions services, for $1.1 million in cash. An additional $3.4 million in consideration may be payable subject to certain earnout arrangements.

  The acquisitions of McClain, Technomics, EMS and CSG are collectively referred to as the "Transition Period Acquisitions". The aggregate purchase price and related costs associated with the Transition Period Acquisitions was $38.1 million, which has been allocated to the assets acquired and liabilities assumed as follows:

Cash                                                              $  773,000
Accounts Receivable, net                                           2,770,000
Fixed Assets, net                                                    168,000
Other Assets, excluding goodwill and
 other intangible assets                                             193,000
Accounts Payable                                                   1,645,000
Debt and Line of Credit                                              261,000
Accrued Expenses and Other Liabilities                               995,000
Income Taxes Payable and Deferred Tax Liabilities                     54,000

Fiscal 1997 Purchases

  During the fiscal year ended June 28, 1997, the Company acquired five companies: Morris Information Systems, Sun-Tek Consultants, Inc., Sterling Information Group, James Duncan & Associates ("JDA"), and Connexus Consulting Group, Inc. In addition, during fiscal year 1997, prior to the merger with the Company, RSI acquired two companies: COBA Consulting Limited ("COBA UK") and C.M. Management Systems Ltd., Inc. ("COBA-Boston"). These acquisitions are collectively referred to as the "Fiscal 1997 Acquisitions". The aggregate purchase price and related costs associated with the Fiscal 1997 Acquisitions was $37,950,000 plus 266,528 shares of the Company's common stock, which has been allocated to the assets acquired and liabilities assumed as follows:

Cash                                                           $ 1,646,000
Accounts Receivable, net                                       $10,663,000
Fixed Assets, net                                              $ 1,298,000
Other Assets, excluding goodwill and other intangible assets   $   309,000
Accounts Payable                                               $ 4,454,000
Debt and Line of Credit                                        $ 1,872,000
Accrued Expenses and Other Liabilities                         $ 4,688,000
Income Taxes Payable and Deferred Tax Liabilities              $   636,000

  In connection with, the Fiscal 1997 Acquisitions, the Company may pay contingent consideration of up to $32.3 million based on certain earn-out arrangements. Such amounts, if paid, will be recorded as additional purchase price. The acquisition agreement of COBA-Boston contained certain change of control provisions which were triggered upon the acquisition of RSI by Renaissance. This resulted in the acceleration of $9,250,000 of contingent consideration, which has been accrued and is included in accrued expenses at December 27, 1997.

  The allocation of the purchase price for certain of the Transition Period Acquisitions and Fiscal 1997 Acquisitions is preliminary and subject to change based upon the completion of valuation analyses of certain acquired assets.

  The pro forma results of operations, assuming that the acquisition of the Transition Period Acquisitions and Fiscal 1997 Acquisitions occurred at the beginning of the year ended June 28, 1997 or the six months ended December 27, 1997, would not materially differ from the Company's reported results of operations.

5.  MARKETABLE SECURITIES

  Marketable securities are classified as available for sale and consist of U.S. Treasury Notes, Federal Agency Bonds and Corporate Bonds having maturity dates of more than three months, which are stated at fair value. Aggregate net unrealized holding gains/(losses) of $ (18,000) , $ (21,000) and $ 22,000 at June 29, 1996, June 28, 1997 and December 27, 1997, respectively, have been included as a separate component of stockholders' equity in the accompanying consolidated balance sheet. Certain information with respect to the Company's marketable securities as of June 29, 1996, June 28, 1997, and December 27, 1997 is presented below:

                                                                     (in thousands)
                                                                Gross              Gross
                                                             Unrealized         Unrealized
                                          Amortized            Holding            Holding              Fair
Security Type                               Cost                Gains             Losses               Value
                                                                     JUNE 29, 1996
U.S. Treasury Notes                           $ 9,973              $    13             $     -          $ 9,986
Federal Agency Bonds                            6,308                    -                  32            6,276
Corporate Bonds                                 1,647                    1                   -            1,648
                                      ---------------     ----------------     ---------------     ------------
                                              $17,928              $    14             $    32          $17,910
                                      ===============     ================     ===============     ============

                                                                     JUNE 28, 1997
U.S. Treasury Notes                           $ 4,331              $     -             $    18          $ 4,313
Federal Agency Bonds                           16,688                    -                  17           16,671
Commercial Paper                                7,677                   14                   -            7,691
                                      ---------------     ----------------     ---------------     ------------
                                              $28,696              $    14             $    35          $28,675
                                      ===============     ================     ===============     ============
                                                                   DECEMBER 27, 1997
U.S. Treasury Notes                           $ 4,331              $    13             $     -          $ 4,344
Federal Agency Bonds                            1,514                    9                   -            1,523
                                      ---------------     ----------------     ---------------     ------------
                                              $ 5,845              $    22             $     -          $ 5,867
                                      ===============     ================     ===============     ============

  The fair values of marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                               (in thousands)
                                               June 29,           June 28,         December 27,
                                                 1996               1997              1997
Due in one year or less                        $ 7,138             $21,787            $2,057
Due after one through three years               10,772               6,888             3,810
                                               -------             -------            ------
     Total                                     $17,910             $28,675            $5,867
                                               -------             -------            ------


6.  COMBINED BALANCE SHEET DETAILS

                                                       June 29,             June 28,           December 27,
                                                         1996                 1997                 1997
Fixed Assets:
      Land                                            $   360,000          $   360,000          $   360,000
      Building                                          1,439,000            1,439,000            1,439,000
      Computer equipment and software                   8,398,000           12,961,000           20,851,000
      Furniture and Equipment                           4,892,000            6,673,000            7,598,000
      Motor Vehicles                                       19,000              115,000               87,000
      Leasehold and building improvements               1,364,000            1,718,000            3,812,000
                                                      -----------          -----------          -----------
      Total fixed assets                               16,472,000           23,266,000           34,147,000
      Less:  accumulated depreciation and               5,015,000            6,220,000            9,725,000
      amortization                                    -----------          -----------          -----------
      Net fixed assets                                $11,457,000          $17,046,000          $24,422,000
                                                      ===========          ===========          ===========

Other Accrued Expenses
      Accrued employee benefits                       $ 2,826,000          $ 5,277,000          $ 6,133,000
      Accrued commissions and bonuses                   2,502,000            3,334,000            7,323,000
      Accrued acquisition costs                                --            1,169,000            3,655,000
      Accrued contingent consideration                         --            3,466,000           14,305,000
      Other accrued expenses                            4,577,000            4,863,000            9,172,000
                                                      -----------          -----------          -----------
                                                      $ 9,905,000          $18,109,000          $40,588,000
                                                      ===========          ===========          ===========

7.    NOTES RECEIVABLE AND RELATED PARTY TRANSACTIONS

  At June 28, 1997 and December 27, 1997, notes receivable include
$1,500,000 due on April 24, 1998 from an unrelated third party corporation.
This note bears interest at the LIBOR rate plus 2.5% (8.22% at June 28, 1997 and 8.16% at December 27, 1997), which is payable quarterly. This note is secured by an interest in all of the assets of the corporation subject to a prior security interest under the corporation's bank debt and line of credit, and the personal guarantee of the corporation's majority stockholder.

  Notes receivable from officers represents notes due from various senior officers of the Company and bear interest at the prime rate (8.25% at June 29, 1996, 8.5% at June 28, 1997 and 8.5% at December 27, 1997).

  Notes receivable from stockholders of $476,000 at June 29, 1996, June 28, 1997 and December 27, 1997, which are included as a reduction of stockholders' equity in the accompanying balance sheet, include promissory notes from two of ARI's officers totaling $226,000 for the exercise of stock options bearing interest at a variable rate based upon federal income tax requirements (approximately 6% at June 29, 1996, 6.5% at June 28, 1997 and 6.0% at December 27, 1997), and two
demand notes from an individual who was the sole stockholder of Hunter totaling $250,000, which accrue interest at 5%.

  During the year ended June 28, 1997, the Company entered into a contract with an entity controlled by the president of the Company to utilize an airplane for corporate travel purposes. The Company pays for such usage on a per-flight basis at a rate which management believes approximates market prices. Total amounts incurred to this entity during the year ended June 28, 1997 and the six months ended December 27, 1997 were $100,000 and $267,000, respectively.

  At June 29, 1996, ISS had a $500,000 promissory note payable on demand to its president. This loan was repaid in full in January 1997.


8.  FINANCING ARRANGEMENTS

Lines of Credit

Renaissance:   In March 1996, Renaissance terminated its previous line of credit
-----------
and replaced it with a line of credit from a different bank. The new line of credit ("Renaissance Line of Credit") provides a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $25,000,000, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (8.75% at June 29, 1996, 9.0% at June 28, 1997 and 9.0% at December 27, 1997) or the LIBOR rate plus 2.5% (8.00% at June 29, 1996, 8.64% at June 28, 1997 and 8.16% at December 27, 1997), at the option of the Company. The Renaissance Line of Credit is collateralized by all of the assets of the Company, excluding the assets of the Trust, contains certain restrictions, including limitations on the amount of distributions which can be made to stockholders, purchases of fixed assets, and loans which can be made to officers, and requires the maintenance of certain financial covenants. The line of credit agreement expires in February 1999. On December 4, 1997, the Renaissance Line of Credit was amended to allow a maximum borrowing of $50,000,000 and to include the accounts receivable of certain recent acquisitions in the borrowing base calculations.

ARI:   ARI had a line of credit arrangement with a bank which allowed ARI to
---
borrow the lesser of $1,750,000 or 60% of eligible accounts receivable, as defined, at an interest rate equal to the bank's prime rate plus .50% (8.75% at June 29, 1996). There were no amounts outstanding under this line at June 29, 1996. The line of credit was secured by all of the assets of ARI, contained certain restrictions, including limitations on the amount of distributions which could be made to stockholders, purchases of fixed assets, and new indebtedness, and required maintenance of certain financial covenants. On November 26, 1996, in conjunction with the acquisition of ARI by the Company (see Note 3), ARI terminated its line of credit arrangement.

SCR:  SCR had a credit arrangement with a bank consisting of a committed line of
---
credit totaling $2,500,000, of which $625,000 was unused as of June 29, 1996, and a discretionary equipment line of $500,000. The line of credit carried interest at the bank's prime rate (8.25% at June 29, 1996) and was collateralized by substantially all of the assets of SCR. The equipment line carried an interest rate equal to the bank's prime rate plus .50% (8.75% at June 29, 1996). The sum of the outstanding balances on the line of credit and the equipment line could not exceed a borrowing base of 80% of eligible accounts receivable, as defined, up to a maximum total borrowing of $3,000,000. At June 29, 1996, $7,000 of the equipment line was used. Monthly principal payments of $3,000, including interest, were due through August 1996 on this line. The equipment line was secured by a first priority security interest in the related equipment purchased with the loan proceeds. Both credit arrangements were guaranteed by SCR's former stockholders and required a commitment fee of .25% per annum on the unused portion. Additionally, the credit arrangements contained certain restrictions, including limitations on new indebtedness, and required maintenance of certain financial covenants. On November 27, 1996, in connection with the acquisition of SCR by the Company (see Note 3), SCR terminated its credit arrangements.

JDA:    In June 1997, the Company entered into a line of credit agreement with a
----
foreign bank to provide an overdraft facility of 1,400,000 British Sterling to its James Duncan subsidiary. This facility matures on January 31, 1998 and is secured by a $2,000,000 standby letter of credit from a U.S. bank. The Company is required to maintain this level of cash in this bank. There was $1,485,000 and $1,514,000 drawn on this facility as of June 28, and December 27, 1997, respectively. Interest is payable quarterly at the bank's base rate plus 0.875% (7.35% at June 28, 1997 and 8.125% at December 27, 1997) for amounts up to 1,000,000 British Sterling and the bank's base rate plus 2.0% for amounts over this level.

Hunter:  In 1995, Hunter entered into a revolving credit facility (the "Hunter
-------
Facility") with a financial institution that is collateralized by all accounts receivable of Hunter. The Hunter Facility was limited to the lesser of $3,000,000 or 85% of aggregate accounts receivable, and bore interest at the lower of the bank's prime rate or 2.5% above the 30 day LIBOR rate (8.35% at June 29, 1996).

  In 1996, the Hunter Facility was converted to a demand note with an original expiration date of April 30, 1997, subsequently extended until June 30, 1997. The demand note was limited to the lesser of $3,600,000 or a formula for eligible accounts receivable. The note bore interest at 3.5% above LIBOR (9.875% at June 28, 1997).

  As of June 29, 1996 and June 28, 1997, the unused portion of the note and line amounted to $1,950,000 and $2,040,000, respectively. The Hunter Facility had an unused commitment fee of 0.375% during calendar 1995. This fee was removed upon conversion to a demand note in 1996.

  Effective June 30, 1997, the Hunter Facility was amended and the availability under the Hunter Facility was increased to the lesser of $8,000,000 or a formula for eligible accounts receivable. The Hunter Facility bears interest at the lower of the bank's prime rate or 2.5% over the 30-day LIBOR rate (8.64 % at June 28, 1997 and 8.16% at December 27, 1997), plus an additional 0.75% fee per month based on the monthly maximum loan amount. The Hunter Facility has an unused commitment fee of 0.40% per month. The Hunter Facility is collateralized by the receivables, equipment and all other property of Hunter.

RSI:   At June 29, 1996, RSI had a $3,500,000 unsecured revolving credit
----
agreement with a bank expiring on June 1, 1997. Interest was payable at the bank's corporate rate (8.5% at June 29, 1996). The loan agreement included various financial and other covenants including maintenance of minimum levels of tangible net worth and quarterly profitability. There were no amounts outstanding under the line at June 29, 1996. This line expired on June 1, 1997.

  RSI has a British Pound Sterling 425,000 ($655,000) revolving line of credit with a UK bank. There were no amounts outstanding under the line at June 29, 1996, June 28, 1997 or December 27, 1997.

  ISS had a $500,000 working capital line of credit collateralized by ISS accounts receivable which expired on April 27, 1997. Interest was payable at prime (8.25% at June 29, 1996). Borrowings under the line were $500,000 as of June 29, 1996.

LONG-TERM DEBT

Long term debt consists of the following:

                                                June 29, 1996            June 28, 1997        December 27, 1997
Note payable due August 31, 1996                 $    7,000             $        -              $        -
Note payable due December 1997                            -                129,000                 129,000
Note payable due April 30, 1998                           -                      -                 108,000
Notes payable due November 30, 1998                 625,000                375,000                 250,000
Note payable due November 30, 1998                        -                113,000                  37,000
Notes payable due August 1, 1999                          -                      -               3,748,000
Notes payable due June 30, 2000                     216,000                167,000                 167,000
Note payable due December 28, 2000                  782,000                      -                       -
9.375% term loan due August 27, 2010              1,406,000              1,387,000               1,378,000
6.75% term loan due April 1, 2013                   690,000                663,000                 651,000
                                        ------------------------------------------------------------------
                                                  3,726,000              2,834,000               6,468,000
Less:  Current portion                            1,126,000                550,000               2,866,000
                                        ------------------------------------------------------------------
                                                 $2,600,000             $2,284,000              $3,602,000
                                        ------------------------------------------------------------------

  The note payable due August 31, 1996 was payable to a bank, under the line of credit described above, in monthly installments of $3,000, including interest at the bank's prime rate plus .50% (8.75% at June 29, 1996).

  The note payable due December 1997 resulted from Renaissance's acquisition of James Duncan and Associates in December 1996 (see Note 4). These notes were paid in full via stock to the principal employees of JDA in January 1998.

  Note payable due April 30, 1998 relates to an acquisition made by a subsidiary prior to its acquisition by the Company. The note is unsecured and non-interest bearing.

  The notes payable due November 30, 1998 resulted from Renaissance's acquisition of the former Axiom Consulting Group, Inc. in November 1994. The notes are unsecured and are payable to the former stockholders of Axiom Consulting Group, Inc. in semi-annual installments of $125,000, plus interest at the prime rate published in The Wall Street Journal, beginning in May 1996.

  The note payable due November 30, 1998 is due to a former executive of Hunter. The note is unsecured and non-interest bearing and due in installments of $40,000 paid in January 1997 and four semi-annual installments of $18,000 beginning in May 1997.

  The notes payable due June 30, 2000 resulted from ARI's repurchase of 510,436 shares of common stock and 465,000 shares of preferred stock from certain of its stockholders in June 1995 at a price of $0.12 and $0.325 per share, respectively. These repurchased shares have been excluded from the number of shares issued and outstanding on the accompanying consolidated balance sheet. In conjunction with this transaction, ARI issued $261,000 in promissory notes, recorded as long-term debt on the accompanying balance sheet, due through June 30, 2000 in five equal installments of $63,000, including interest of 6.83%, with the first payment due in June 1996. These notes are unsecured.

  The notes payable due August 1, 1999 resulted from Renaissance's acquisition of EMS in August 1997. The notes are unsecured and payable to the former stockholders of EMS. $300,000 was paid in December 1997, $1,748,000 was paid in January 1998, $1,000,000 is payable in two semi-annual installments beginning August 1998 and an additional $1,000,000 is payable in August 1999.

  The note payable due December 28, 2000 was payable to a bank of ISS and was repaid in full subsequent to the 1996 fiscal year end. The note bore interest at prime (8.25% at June 29, 1996) and was due in equal installments through December 28, 2000.

  The term loan due August 27, 2010 is payable to a bank in monthly installments of $12,000, including interest, and is collateralized by certain property of the Trust and the personal guarantee of Renaissance's president and significant stockholder.

  The term loan due April 1, 2013 is payable in semi-annual installments of $34,000, including interest, and is secured by a mortgage on the land and building of the Trust and the assignment of a life insurance policy on Renaissance's president and significant stockholder.

  Aggregate maturities of long-term debt are as follows at December 27, 1997:


     1998..................................          $2,866,000
     1999..................................           1,604,000
     2000..................................             110,000
     2001..................................              55,000
     2002..................................              60,000
     Thereafter............................           1,773,000
                                                     ----------
  Total                                               6,468,000
                                                     ==========

Notes Payable to Officers

ISS had a $500,000 promissory note, payable on demand to its president bearing interest at 5.8%. This note was repaid in full in January 1997.

9.   INCOME TAXES

  Prior to April 11, 1995, January 1, 1996, November 29, 1996, December 31, 1996, RSI, America's Registry, SCR, and ISS, respectively, had each elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholders and reported on their personal tax returns.

  RSI's election to be treated as an S Corporation terminated effective with the closing of RSI's initial public offering. The cumulative effect of the temporary differences between financial accounting and income tax reporting was not material.

  America's Registry's, SCR's and ISS's election to be treated as an S Corporation terminated in conjunction with the acquisition of all of the common stock of America's Registry, SCR and ISS by the Company. As a result, the income or loss of America's Registry commencing on January 1, 1996, the income or loss of SCR commencing on November 27, 1996 and the income or loss of ISS commencing on December 31, 1996 is subject to corporate income tax, and is included in the income tax provision (benefit) described below.

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

  At the time of the conversion of SCR from an S Corporation to a C Corporation, a net deferred tax asset of $403,000 was recorded through the income tax provision on November 27, 1996. The deferred tax asset was comprised principally of certain accrued expenses and allowances which are recognized in different periods for financial and tax reporting.

  At the time of conversion of ISS from an S Corporation to a C Corporation, a net deferred tax liability of $1,002,000 was recorded through the income tax provision on December 31, 1996. This deferred tax liability was comprised principally of the effect of converting from the cash basis to the accrual basis for tax reporting purposes.

  Since its inception, Hunter has reported its financial results for income tax purposes using the cash method of accounting. Upon acquisition by Renaissance, Hunter changed its method of accounting for income tax reporting purposes from the cash method to the accrual method. As a result, substantially all of the deferred tax liability related to Hunter accumulated on the balance sheet will become due and payable over a four-year period.

  The components of the income tax provision (benefit) are as follows:

                                    YEAR ENDED              YEAR ENDED                 YEAR ENDED                SIX MONTHS ENDED
                                  JUNE 24, 1995            JUNE 29, 1996              JUNE 28, 1997              DECEMBER 27, 1997
Current:
     Federal                        $2,237,000             $ 6,227,000                 $11,531,000                   $ 6,124,000
     State                             816,000               1,650,000                   2,656,000                     1,471,000
     Foreign                                 -                       -                   1,150,000                     1,566,000
                                  ------------           -------------              --------------                  ------------
                                     3,053,000               7,877,000                  15,337,000                     9,161,000
Deferred:
     Federal                           456,000              (1,846,000)                   (577,000)                   (1,152,000)
     State                              88,000                (460,000)                   (122,000)                     (244,000)
                                  ------------           -------------              --------------                  ------------
                                       544,000              (2,306,000)                   (699,000)                   (1,396,000)
Change in tax status of RSI,
 America's Registry, SCR and
 ISS                                         -               1,644,000                     599,000                             -
                                  ------------           -------------              --------------                  ------------
                                    $3,597,000             $ 7,215,000                 $15,237,000                   $ 7,765,000
                                  ------------           -------------              --------------                  ------------

  Pretax income (loss) is summarized as follows:

                        YEAR ENDED           YEAR ENDED            YEAR ENDED       SIX MONTHS ENDED
                       JUNE 24, 1995        JUNE 29, 1996        JUNE 28, 1997      DECEMBER 27, 1997
Domestic                $11,806,000         $14,991,000           $26,791,000          $(1,617,000)
Foreign                     591,000             228,000             3,006,000            3,413,000
                        -----------         -----------           -----------          -----------
TOTAL                   $12,397,000         $15,219,000           $29,797,000          $ 1,796,000
                        -----------         -----------           -----------          -----------


  Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at June 29, 1996, June 28, 1997 and December 27, 1997:

                                              JUNE 29, 1996                JUNE 28, 1997                DECEMBER 27, 1997
Deferred tax assets:
     Net operating loss carryforward              $   392,000               $   433,000                      $   45,000
     Allowance for doubtful accounts                  107,000                   700,000                       1,211,000
     Accrued acquisition costs                        557,000                         -                               -
     Accounts payable and accrued expenses            447,000                   997,000                       2,342,000
     Other                                            395,000                   875,000                       1,440,000
     Valuation allowance                             (108,000)                 (131,000)                              -
                                               --------------              ------------                      ----------
          Total gross deferred tax assets           1,790,000                 2,874,000                       5,038,000
                                               --------------              ------------                      ----------
Deferred tax liabilities:
     Conversion from cash to accrual basis          2,996,000                 3,173,000                       2,106,000
     Prepaid expenses                                  82,000                    31,000                          18,000
     Fixed assets                                     225,000                   499,000                         278,000
     Other                                                  -                   228,000                       2,240,000
                                               --------------              ------------                      ----------
          Total gross deferred tax
           liabilities                              3,303,000                 3,931,000                       4,642,000
                                               --------------              ------------                      ----------
           Net deferred tax asset
            (liability)                           $(1,513,000)              $(1,057,000)                     $  396,000
                                               ==============              ============                      ==========

  As of December 27, 1997, the Company has $110,000 of net operating loss carryforwards which may be used to offset future federal and state taxable income. The carryforwards expire in 2009. An ownership change, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized annually to offset future taxable income.

  Income taxes computed using the federal statutory income tax rate differs form Renaissance's effective tax rate primarily due to the following:

                                        YEAR ENDED             YEAR ENDED              YEAR ENDED                SIX MONTHS ENDED
                                       JUNE 24, 1995          JUNE 29, 1996           JUNE 28, 1997              DECEMBER 27, 1997
Statutory U.S. Federal tax rate             35.0%                 35.0%                   35.0%                         35.0%
State taxes, net of federal tax
 benefit                                     4.9                   4.5                     5.5                          43.2
Income from America's Registry,
 SCR, and ISS not taxable for
 corporate income tax purposes             (10.5)                 (9.2)                   (2.1)                            -
Non-deductible expenses                      0.3                   5.4                     8.9                         322.4
Amortization of goodwill not
 deductible for corporate income
 tax purposes                                0.2                   0.2                     0.8                           9.7
Foreign income taxed at different
 rates                                         -                   0.7                     0.3                          20.1
Change in tax status of America's
 Registry, SCR and ISS                         -                  11.7                     1.8                             -
Other                                       (0.9)                 (0.9)                    0.9                           1.9
                                       ---------              --------                   -----                        ------
Effective tax rate                          29.0%                 47.4%                   51.1%                        432.3%
                                       =========              ========                   =====                        ======

  Non-deductible expenses during the year ended June 24, 1995 primarily relate to meals and entertainment expenses. Non-deductible expenses during the years ended June 29, 1996 and June 28, 1997 and six months ended December 27, 1997 primarily relate to certain costs incurred in connection with the acquisitions of ARI, SCR, ISS, RSI and Hunter.

  Undistributed earnings of certain foreign subsidiaries aggregated approximately $3.5 million on December 27, 1997, which under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

10.  STOCKHOLDERS' EQUITY

  Preferred Stock, $.10 par value

  On April 10, 1996, Renaissance's then sole stockholder authorized 1,000,000 shares of preferred stock, $.10 par value. Preferred stock may be issued in one or more series at the discretion of the Board of Directors of Renaissance (without shareholder approval) with such designations, rights and preferences as the Board of Directors may determine. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of Renaissance's common stock.

  Preferred Stock, no par value

  Renaissance's wholly-owned subsidiary, ARI, was authorized to issue 5,000,000 shares of preferred stock, of which 3,000,000 shares were designated as Series A Preferred Stock (the "Series A Preferred Stock"). The remaining preferred stock may have been issued from time to time in one or more additional series at the discretion of the Board of Directors. Shares of Series A Preferred Stock were non-redeemable and had a liquidation preference of $.79 per share plus any declared but unpaid dividends.

  Each share of Series A Preferred Stock was convertible into the number of shares of common stock that results from dividing the conversion price in effect at the time of conversion into $.79 for each share of Series A Preferred Stock being converted. The conversion price of the Series A Preferred Stock was initially $.1084 per share, subject to adjustment for stock splits, dividends, distributions, and combinations. At June 29, 1996, all shares of Series A Preferred Stock were convertible into .548856 shares of Renaissance's Common Stock based on a conversion price of $.1084 per share.

  On November 26, 1996, in conjunction with the acquisition of ARI by Renaissance (see Note 3), all of the outstanding shares of Series A Preferred Stock were converted into 1,434,160 shares of Common Stock.

  RSI Preferred Stock, $.01 par value

  Renaissance's wholly-owned subsidiary, RSI authorized 2,000,000 shares, $.01 par value per share preferred stock. RSI's Board of Directors was authorized, without shareholder approval, to issue such shares of preferred stock in one or more series, with such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as the Board of Directors may determine.

  Stock Split and Authorized Shares

  On July 30, 1997, Renaissance's stockholders approved an increase to 99,000,000 in the number of authorized shares of Common Stock of Renaissance. On February 12, 1998, Renaissance announced a 2-for-1 stock split, effected as a dividend, on the Common Stock of Renaissance. Shareholders of record on March 2, 1998 will participate in the stock split, which took place on March 24, 1998.

  All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

  Sale of Common and Preferred Stock

  On November 19, 1996, ARI sold 55,000 units to an unrelated investor for net proceeds of $2,607,000. Each unit consisted of shares of ARI's Series A Preferred Stock and 1.0978 shares of Renaissance's Common Stock, for a total of 165,000 shares of Series A Preferred Stock and 60,374 shares of Common Stock.

  Public Offerings of Common Stock

  On June 10, 1996, Renaissance completed its initial public offering for the sale of 4,460,000 shares of common stock, which included 660,000 shares in respect of the underwriters' over-allotment option. Renaissance received $34,498,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Additionally, Renaissance had previously incurred $294,000 of costs related to the initial public offering that were deferred in previous years which were also charged against the proceeds of the offering. Net proceeds were used to repay all outstanding indebtedness under Renaissance's credit facility and certain term loans.

  On February 26, 1997, Renaissance completed a secondary public offering for the sale of 2,468,332 shares of Common Stock, including the reissuance of the treasury shares acquired in conjunction with the acquisition of SCR (see Note
3). Renaissance received approximately $48,340,000 from the sale of the shares, net of the underwriting discounts and expenses associated with the offering.
The excess of the cost of the treasury stock over the net reissuance price has been charged to retained earnings. Net proceeds were used to repay all outstanding indebtedness under Renaissance's credit facility.

  On April 11, 1995, RSI completed its initial public offering of Common Stock, whereby RSI issued 2,240,000 shares of Common Stock and an additional 1,416,000 shares were sold by existing stockholders of RSI. The net proceeds from the sale of the shares by RSI were approximately $15,636,000 after deducting offering expenses of $1,291,000. Approximately $1,872,000 of the net proceeds were used to repay a note due to Gemini, and $3,426,000 of the net proceeds were used to repay notes payable to RSI's stockholders incurred by RSI in connection with the payment of partnership distributions in January and March 1995. Simultaneously with the closing of the offering RSI also sold warrants to Gemini to acquire 1,018,560 shares of Common Stock.

  On May 17, 1996, RSI completed a follow-on public offering, whereby RSI issued 1,443,400 shares of Common Stock and existing shareholders sold 1,036,000 shares of Common Stock. The net proceeds from the sale of shares by RSI were approximately $28,263,000, after deducting offering expenses of $225,000.

  On November 18, 1996, RSI completed an additional offering. The transaction included 344,240 shares sold by the Company and 1,679,760 shares sold by existing shareholders, including shares acquired by Gemini upon exercise of the Gemini Warrants (below). The net proceeds of the offering were $6,495,000, after deducting offering expenses of $353,000.

  Gemini Warrants

  RSI sold two warrants (together, the "Gemini Warrants") to Gemini upon the closing of RSI's initial public offering for an aggregate purchase price of $1,600,000. One warrant was exercisable through April 11, 1998 for up to 501,760 shares of Common Stock at an exercise price equal to $8.125 per share. The second warrant was exercisable through November 1, 1999 for up to 512,000 shares of Common Stock at an exercise price equal to $12.1875 per share. In November 1996, Gemini exercised the warrants and RSI received proceeds from the exercise of $10,317,000.

  Reorganization of RSI and Partnership Distributions

  From December 1, 1993 through April 3, 1995 the business of RSI was conducted under a limited partnership, Renaissance Strategy Group Limited Partnership ("RSI Partnership"). This partnership was dissolved in April 1995 subsequent to the conversion of the partnership units into common stock and stock options of RSI. In January and March 1995, the RSI Partnership declared and made partnership distributions totaling $3,426,000, evidenced by delivery of RSI's promissory notes which were paid with proceeds from RSI's initial public offering. Distributions in excess of earnings were reclassified to paid in capital pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:B.

11.  STOCK PLANS



STOCK OPTION PLANS
1996 Stock Plan

  This plan, adopted in March 1996, authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, employee directors and consultants, to purchase up to 3,200,000 shares of common stock. In January 1997, Renaissance's Board of Directors, subject to stockholder approval which was received on July 30, 1997, voted to increase the number of shares of Common Stock authorized under this plan to 7,200,000. In addition, in May 1997 and December 1997, the Board of Directors authorized a total of 4,000,000 additional shares of Common Stock available under this plan for non-qualified stock options to be issued to employees of businesses that Renaissance acquires. Incentive stock options cannot be granted to consultants. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of Renaissance's stock at the time of grant). For non-qualified options and stock purchase authorizations, the purchase price is determined by the Board of Directors within limits as set forth in the plan, but shall not be less than 85% of the fair market value of common stock on the date of grant. The periods over which options are exercisable are determined by the Board of Directors. If permitted by the Board of Directors, employees may use previously acquired shares of Renaissance's common stock (provided that such shares tendered have been held for at least six months) or may borrow money from Renaissance on a recourse basis (for a period of time not to exceed five years) to pay the exercise price of shares purchased. Options may expire up to ten years after the date of grant (five years for incentive options granted to 10% stockholders). The Board of Directors has the discretion to designate non-qualified options as transferable. The plan will terminate in March 2006.

1996 Eligible Directors' Stock Plan

  This plan authorizes the grant of an option to purchase 40,000 shares of common stock to each non-employee director on the date of the director's initial election to the Board of Directors. The exercise price of options granted is 100% of the closing price per share of common stock on the date of grant. Directors may use previously acquired shares of Renaissance's common stock to pay the exercise price of shares purchased provided that such shares tendered have been held for at least six months. An aggregate 200,000 shares of common stock may be issued under the plan. Options are exercisable in four equal annual installments, commencing on the first anniversary date of the grant. Options expire ten years after the date of grant. The plan will terminate in March 2006.

  In April and May 1996, options to purchase 40,000 shares each of common stock at an exercise price of $5.50 and $6.50 per share, respectively, were granted to newly-elected directors.

  Transactions under the 1996 Stock Plan and the Eligible Directors' Stock Plan are summarized as follows:

                                            June 29, 1996                June 28, 1997              December 27, 1997
                                                      Weighted                     Weighted                     Weighted
                                       Number of      Average       Number of      Average       Number of      Average
                                        Options       Exercise       Options       Exercise       Options       Exercise
                                                       Price                        Price                        Price

Outstanding at beginning of period              -              -     2,390,000         $ 5.61     5,146,050         $13.62
Granted                                 2,421,500          $5.61     3,168,468         $19.51     3,964,206         $22.28
Exercised                                       -              -      (175,018)        $ 5.83       (59,780)        $ 5.70
Canceled                                  (31,500)         $5.61      (237,400)        $17.35      (438,220)        $19.57
                                   ---------------------------------------------------------------------------------------
Outstanding at end of period            2,390,000          $5.61     5,146,050         $13.62     8,612,256         $17.37
                                   =======================================================================================
Exercisable at end of year                      -          $   -       315,250         $ 5.85       683,970         $ 5.74
Weighted average fair value of                             $1.53                       $11.44                       $13.32
 options granted during the period
Options available for future grant      1,010,000                    4,078,932                    2,552,946


  The following table summarizes information about stock options outstanding at December 27, 1997 under the 1996 Stock Plan and the 1996 Eligible Director's Stock Plan:

                         NUMBER          WEIGHTED AVERAGE       WEIGHTED            NUMBER              WEIGHTED
    RANGE OF       OUTSTANDING AS OF        REMAINING            AVERAGE         EXERCISABLE AS         AVERAGE
 EXERCISE PRICES   DECEMBER 27, 1997     CONTRACTUAL LIFE    EXERCISE PRICE   OF DECEMBER 27, 1997   EXERCISE PRICE
$5.50 - $8.00          2,085,470                  8.21           $ 5.64           675,170              $ 5.57
$13.50 - $17.50        1,549,000                  9.25           $17.46             3,200              $13.50
$20.38 - $21.00          101,000                  9.19           $20.99               800              $20.38
$21.88 - $22.13        3,474,550                  9.71           $22.01             4,800              $22.07
$22.63 - $23.32        1,265,236                  9.68           $22.74                 -                   -
$24.07 - $26.00          137,000                  9.52           $24.89                 -                   -
                    ---------------------------------------------------------------------------------------------
$5.50 - $26.00         8,612,256                  9.25           $17.37           683,970              $ 5.74
                    =============================================================================================

  Options granted to date under these plans are exercisable ratably over a period of four to five years.



1995 RSI Equity Incentive Plan

  In January 1995, RSI's Board of Directors adopted and the stockholders approved the 1995 Equity Incentive Plan (the "RSI Equity Plan"). Under the terms of the RSI Equity Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to the Company to purchase shares of the common stock of the Company. A total of 1,760,000 shares of Common Stock may be issued upon exercise of options granted or awards made under the RSI Equity Plan. Options granted through December 27, 1997 generally vest in either four or five equal annual installments commencing on the first anniversary of the optionee's date of hire.

  On September 18, 1996, the RSI Board of Directors adopted, and on November 15, 1996, the stockholders of RSI approved an amendment to the 1995 Equity Incentive Plan increasing the number of shares of Common Stock available for issuance under the RSI Equity Plan to 3,360,000.

1995 RSI Director Stock Option Plan

  In January 1995, the RSI Board of Directors adopted and the RSI stockholders approved the 1995 Director Stock Option Plan (the "RSI Director Plan"), which became effective on the closing of RSI's initial public offering. Under the terms of the RSI Director Plan, the directors of RSI who are not employees of the Company are eligible to receive non-statutory options to purchase shares of Common Stock. A total of 80,000 shares of Common Stock may be issued upon exercise of options granted under the RSI Director Plan. Options to purchase 40,000 shares of Common Stock have been granted to the two eligible directors. The exercise price of options granted under the RSI Director Plan was equal to the closing price of the Common Stock on the date of grant.

  A summary of activity under the RSI Equity Plan and RSI Director Plan is as follows:

                                            June 29, 1996               June 28, 1997              December 27, 1997
                                                      Weighted                    Weighted                      Weighted
                                       Number of      Average      Number of      Average       Number of       Average
                                        Options       Exercise      Options       Exercise       Options        Exercise
                                                       Price                       Price                         Price
Outstanding at beginning of period      1,182,908         $ 7.13     1,856,952        $13.95      2,154,558         $18.09
Elimination of duplicate activity
  from July to December                                               (376,368)
Granted                                 1,150,400          18.34     1,588,678         21.38        440,876          23.88
Exercised                                (273,940)          6.61      (405,706)         6.86        (31,574)         12.44
Canceled                                 (202,416)          6.61      (508,998)         8.47       (251,706)         21.96
                                   ---------------------------------------------------------------------------------------
Outstanding at end of period            1,856,952         $13.95     2,154,558        $18.09      2,312,154         $18.85
                                   =======================================================================================
Exercisable at end of year                163,638         $ 7.69       159,968        $ 9.80        164,240         $11.12
Weighted average fair value of
 options granted during the period                        $10.04                      $12.50                        $13.97
Options available for future grant      1,583,048                    1,028,090                      927,814

  The following table summarizes information about stock options outstanding at December 27, 1997 under the RSI Equity Plan and RSI Director Plan:

                          NUMBER         WEIGHTED AVERAGE       WEIGHTED          NUMBER          WEIGHTED
RANGE OF EXERCISE   OUTSTANDING AS OF        REMAINING           AVERAGE      EXERCISABLE AS       AVERAGE
     PRICES         DECEMBER 27, 1997    CONTRACTUAL LIFE    EXERCISE PRICE   OF DECEMBER 27,    EXERCISE PRICE
                                                                                   1997
$5.00 - $8.91             426,454                 7.59           $ 7.58           84,366           $ 6.77
$9.22 - $12.82            131,956                 7.85            11.75           34,546            11.75
$14.22 - $15.82           401,166                 8.98            15.73              992            14.52
$16.25 - $17.97           132,472                 8.62            16.98           26,184            16.96
$18.28 - $20.94            48,160                 8.55            18.95            8,820            18.94
$21.02 - $22.94           231,196                 9.58            22.86            1,332            22.38
$23.13 - $25.00           452,282                 9.17            23.87            6,400            23.86
$25.39 - $27.97           488,468                 9.19            27.12            1,600            26.09
                  ---------------------------------------------------------------------------------------
$5.00 - $27.97          2,312,154                 8.77           $18.85          164,240           $11.12
                  =======================================================================================

SCR Option

  On April 1, 1993, SCR granted a non-qualifying stock option to a key employee to purchase 96,286 shares of common stock at an exercise price of $0.00365 per share. The option had a nine-year vesting period, subject to acceleration for certain events (such as the sale, merger or liquidation of SCR, or an initial public offering), and an expiration date of April 1, 2002. Compensation expense of $281,000, which represented the excess of the estimated fair value of the stock on the date of grant over the exercise price, was being recognized over the nine-year vesting period. The unrecognized portion of the compensation expense was recorded as a reduction of stockholders' equity in the accompanying balance sheet. Effective November 27, 1996, the stock option was exercised in accordance with the acceleration clause of the option agreement in connection with the acquisition of SCR by Renaissance as described in Note 3, and the remaining unamortized balance of deferred stock compensation of $164,000 was recorded as expense at that time.

1994 ARI Stock Plan

  In 1994, ARI adopted the 1994 Stock Option Plan (the "1994 ARI Plan"), under which 823,284 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon the exercise of stock options. ARI also had outstanding options to purchase 14,818 shares of common stock and 27,000 shares of Series A Preferred Stock which were granted prior to the adoption of the 1994 ARI Plan. Stock options were granted at prices determined by ARI's former Board of Directors and generally may not be less than 100% and 85%, for incentive and nonstatutory options, respectively, of the estimated fair value of the related shares on the date of grant. Options granted under the 1994 ARI Plan are for a period not to exceed ten years, are exercisable beginning generally one year after the date of grant and vest ratably over a maximum period of five years following the date of grant.

  Options which expire or are canceled shall become available for reissuance under the 1994 ARI Plan. The 1994 ARI Plan provides for an unvested share repurchase option on behalf of ARI. In the event an optionee ceases to be eligible under the 1994 ARI Plan for any reason, shares acquired through the exercise of an option which have not yet vested may be repurchased by ARI at the higher of the option exercise price or the value of the stock being purchased on the date of termination. All stock options granted to ARI's former management employees fully vested in the event of a change of control, as defined by the ARI Board of Directors.

  Renaissance does not intend to grant any further options under the 1994 ARI Plan.

  Transactions under the 1994 ARI Plan are summarized as follows:

                                            June 24, 1995             June 29, 1996
                                                   Weighted                     Weighted
                                                    Average                     Average
                                       Number of   Exercise       Number of     Exercise
                                        Options     Price          Options        Price
Outstanding at beginning of period        302,970       $0.08       376,516          $0.12
Elimination of duplicated activity
 from July to December                                                1,646          $0.12

Granted                                   197,588       $0.12        82,328          $0.12
Exercised                                 (67,508)      $0.03       (37,870)         $0.12
Canceled                                  (56,534)      $0.04        (1,648)         $0.12
Conversion of Series A Preferred
 Stock options to Common Stock
 options                                        -           -             -              -
                                   --------------------------------------------------------
Outstanding at end of period              376,516       $0.12       420,972          $0.12
                                   ========================================================
Exercisable at end of year                 65,534       $0.10        94,098          $0.10
Weighted average fair value of
 options granted during the period                      $0.01                        $0.01

Options available for future grant        474,212                   391,884


                                       June 28, 1997              December 27, 1997
                                                 Weighted                      Weighted
                                                  Average                      Average
                                     Number of   Exercise       Number of      Exercise
                                      Options     Price          Options        Price
Outstanding at beginning of period      420,972       $0.12            548          $0.12
Elimination of duplicated activity            -           -              -              -
 from July to December
Granted                                       -           -              -              -
Exercised                              (435,242)      $0.14           (548)         $0.12
Canceled                                      -           -              -              -
Conversion of Series A Preferred
 Stock options to Common Stock
 options                                 14,818       $0.66              -              -
                                   ------------------------------------------------------
Outstanding at end of period                548       $0.12              -              -
                                   ======================================================
Exercisable at end of year                  548       $0.12              -              -
Weighted average fair value of
 options granted during the period                        -                             -

Options available for future grant      391,884                    391,884

  ARI also had options to purchase 27,000 shares of Series A Preferred Stock outstanding at June 24, 1995 and June 29, 1996. On November 26, 1996, in conjunction with the acquisition of ARI by Renaissance, all options to purchase Series A Preferred Stock were converted into options to purchase 14,818 shares of Common Stock. Additionally, all options outstanding under the 1994 ARI Plan vested upon the date of the acquisition.

1991 Hunter Employee Non-qualified Stock Option Plan

  In 1991, Hunter adopted the 1991 Employee Non-Qualified Stock Option Plan (the "Hunter Employee Non-Qualified Stock Option Plan") to provide long term performance incentives to Hunter employees. All options granted are non-qualified options. The Hunter Board of Directors determines the option price, which may be different than the fair market value of the Common Stock at the date of option grant. Hunter has reserved 1,990,860 shares for issuance under the Hunter Employee Non-Qualified Stock Option Plan. Options vest and expire as determined at the grant date by the Hunter Board of Directors, provided that no options may be exercised later than ten years after the grant of the option.

  A summary of activity under the Hunter Employee Non-Qualified Stock Option Plan is as follows:


                                           June 29, 1996                June 28, 1997              December 27, 1997
                                                     Weighted                     Weighted                      Weighted
                                                      Average                     Average                        Average
                                      Number of      Exercise       Number of     Exercise       Number of      Exercise
                                       Options         Price         Options        Price         Options         Price
Outstanding at beginning of period        600,722         $0.23       875,899          $0.40        926,865         $ 0.60
Addition of activity from January                                           -
 to June 1997                                   -             -                            -        248,559          11.00
Granted                                   275,177         $0.77       178,122           1.41         15,927          20.88
Exercised                                       -             -       (18,913)          0.71              -              -
Canceled                                        -             -      (108,243)          0.81        (14,095)         11.00
                                   ---------------------------------------------------------------------------------------
Outstanding at end of period              875,899         $0.40       926,865          $0.60      1,177,256         $ 2.87
                                   =======================================================================================
Exercisable at end of year                600,722         $0.24       709,463          $0.43        838,220         $ 1.21
Weighted average fair value of
 options granted during the period                        $1.03                        $1.85                        $21.63

Options available for future grant
                                        1,114,961                   1,045,082                       794,691


  The following table summarizes information about stock options outstanding at December 27, 1997 under the Hunter Employee Non-Qualified Stock Option Plan:

                      NUMBER        WEIGHTED AVERAGE       WEIGHTED         NUMBER            WEIGHTED
 RANGE OF          OUTSTANDING          REMAINING          AVERAGE        EXERCISABLE         AVERAGE
 EXERCISE            AS OF          CONTRACTUAL LIFE       EXERCISE     AS OF DECEMBER 27,    EXERCISE
 PRICES           DECEMBER 27,                               PRICE           1997              PRICE
                      1997
$0.21 - $0.99         835,305            2.87                $ 0.40        710,866             $ 0.32
$1.14 - $1.99          91,560            6.50                $ 1.74         67,788             $ 1.92
$11.00 - $20.88       250,290            3.78                $11.63         59,566             $11.00
                   ----------------------------------------------------------------------------------
                    1,177,155            3.35                  2.75        838,220               2.72
                   ==================================================================================

  A former officer of Hunter exercised options to purchase 18,913 shares of Common Stock in October 1996. Upon ceasing employment, Hunter promised to pay this individual $113,000 instead of issuing shares. This promise was evidenced in January 1997 by a $113,000 non-interest bearing note (see Note 8). The amount of the note, which is included as compensation expense, was based on Hunter's estimate of fair market value of the underlying stock at the time of his exercise.

Shares Reserved for Future Issuance
  A total of 16,305,869 shares of Renaissance Common Stock has been reserved for issuance under Renaissance's various stock plans at December 27, 1997.

STOCK PURCHASE PLANS

1996 Employee Stock Purchase Plan

  This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, authorizes the grant of options to eligible employees on a semi-annual basis to purchase shares of Renaissance's common stock. An aggregate of 600,000 shares of common stock has been reserved for issuance under this plan. In December 1997, the stockholders approved an additional 600,000 shares of Common Stock to be reserved under the Plan. The plan permits eligible employees to purchase up to 400 shares of common stock in any six month offering period through the accumulation of payroll deductions, which may not exceed 10% of the employee's compensation. For the June 1996, January 1997 and July 1997 offerings, employees were eligible to participate if they have been employed by Renaissance for at least eighteen months. Commencing with the January 1998 offering, employees are eligible to participate upon employment by Renaissance. Shares are purchased at 85% of the lower of the fair market value of Renaissance's common stock at the beginning or end of each six month offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The first stock offering period under the plan commenced on June 5, 1996, the effective date of the registration statement covering Renaissance's initial public offering. 56,178 and 46,510 shares of Common Stock were issued under this plan during the year ended June 28, 1997 and the six month period ended December 27, 1997, respectively at an issuance price of $7.23 and $19.55, respectively. The plan will terminate in March 2006.

1995 RSI Employee Stock Purchase Plan

  In January 1995, RSI's Board of Directors adopted and the shareholders approved the 1995 Employee Stock Purchase Plan (the "RSI Purchase Plan"), which became effective on the closing of RSI's initial public offering. The RSI Purchase Plan authorizes the issuance of up to a total 720,000 shares of Common Stock to participating employees. Under the terms of the RSI Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. 67,432 shares, 55,245 shares and 27,160 shares were issued under the RSI Purchase Plan during the years ended June 29, 1996, June 28, 1997 and the six months ended December 27, 1997 at a weighted average price of $9.16, $13.21, and $24.57, respectively. The weighted average fair value of the 1996, 1997, and December 1997 awards under the RSI Purchase Plan were $1.61, $4.77, and $11.79, respectively.

Accounting Treatment

  Renaissance applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Compensation is recognized for the difference between the exercise price of options granted and the estimated fair value of the related shares on the date of grant, and is recorded over the vesting period. No compensation was recorded on grants made in any of the three years in the period ended June 28, 1997 or in the six month period ended December 27, 1997. Amortization of compensation expense totaled $31,000, $31,000, $494 and $750,000 in the years ended June 24, 1995, June 29,
1996 and June 28, 1997 and in the six months ended December 27, 1997, respectively. The benefit of tax deductions associated with the exercise of non-qualified stock options in excess of the amount of compensation recorded for financial reporting purposes is recorded as a credit to additional paid-in capital.

  In October 1995, the FASB issued Statement of Financial Accounting Standards 123 ("SFAS 123") "Accounting for Stock-Based Compensation", SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Renaissance adopted the disclosure provisions only of SFAS 123 in fiscal 1997. Had compensation cost of Renaissance's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123. Renaissance's pro forma net income and earnings per share for the years ended June 29, 1996, and June 28, 1997 and the six months ended December 27, 1997 would have been reduced to the pro forma amounts indicated below:

                              As Reported                                Pro Forma
                                             Six Months                                Six Months
                 Year Ended    Year Ended      Ended       Year Ended    Year Ended      Ended
                  June 29,      June 28,      December      June 29,      June 28,      December
                    1996          1997        27, 1997        1996          1997        27, 1997

Net Income        $8,003       $14,560       $(5,969)       $6,212        $8,148        $(15,695)
Net Income
 per Share-
 Basic            $ 0.20       $  0.31       $ (0.12)       $ 0.16        $ 0.17        $  (0.31)
Net Income
 per Share-
 Diluted          $ 0.19       $  0.29       $ (0.12)       $ 0.15        $ 0.16        $  (0.31)

  Because options vest over several years and this pro forma disclosure only reflects grants made in the last three fiscal periods, the effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

  The fair market value of each stock option granted during the year ended June 29, 1996 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3-4 years, expected volatility of 0% for Hunter and Renaissance (pre IPO Periods and 62% for RSI%, a dividend yield of 0% and risk-free interest rates of 5.8 to 6.4%. The fair market value of each stock option granted during the year ended June 28, 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3-5 years, expected volatility of 43% to 62%, a dividend yield of 0% and risk-free interest rates of 6.3%. The fair market value of each stock option granted during the six months ended December 27, 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.25 years, expected volatility of 45%, a dividend yield of 0% and risk-free interest rates of 6.2%.

  The fair market value of offerings under the Renaissance stock purchase plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of .5 years, expected volatility of 43.5%, a dividend yield of 0%, and risk-free interest rates of 6% in the fiscal years ended June 29, 1996, June 28, 1997 and the six months ended December 27, 1997.

  The fair market value of offerings under the RSI stock purchase plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of .5 years, expected volatility of 62% in fiscal 1996, fiscal 1997, and the six months ended December 27, 1997, a dividend yield of 0% for all periods, and risk-free interest rates of 5.63% in the fiscal 1996, 5.27% in fiscal 1997 and 6.0% in the six months ended December 27, 1997.

12.    COMMITMENTS AND CONTINGENCIES

Operating Leases

  Renaissance occupies premises under various noncancelable operating leases which include terms requiring Renaissance to pay a pro-rata portion of increased operating expenses and real estate taxes. The leases expire on various dates through October, 2007, and certain of the leases contain options for renewal of purchase of related equipment.

  In January, 1993, TRI entered into a three year lease with a real estate trust of which the president and significant shareholder of Renaissance is the sole beneficiary (the "Trust"), which required annual rental payments of $120,000, payable in equal monthly installments of $10,000. This lease continued to be amended upon subsequent expansions of the leased area and currently requires annual payments of $531,000 payable in equal monthly installments of $44,000. The amended lease term is September 2010. In conjunction with the amendment of the lease in September 1995, Renaissance began to consolidate the accounts of the Trust on a prospective basis (see Note 15).

  Rent expense for the years ended June 24, 1995, June 29, 1996 (excluding amounts paid to the Trust after September 19, 1995), and June 28, 1997 and the six months ended December 27, 1997 was $3,453,000, $4,574,000 $5,855,000 and
$4,650,000, respectively.

  Future minimum payments under non-cancelable leases at December 27, 1997 are as follows, excluding amounts payable to the Trust:

                                                            OPERATING LEASES         CAPITAL LEASES
1998                                                          $10,160,000                 $105,000
1999                                                            8,567,000                   39,000
2000                                                            5,629,000
2001                                                            4,519,000
2002                                                            2,893,000
Thereafter                                                      6,024,000
                                                              -----------             ------------
Total minimum lease payments                                  $37,792,000                  144,000
                                                              ===========
Less - amount representing interest                                                         15,000
                                                                                      ------------
Present value of obligations under capital leases                                         $129,000
                                                                                      ============

  The cost and accumulated amortization of assets, primarily for office equipment and software, under capital leases are as follows:

                                   JUNE 29, 1996       JUNE 28, 1997       DECEMBER 27, 1997
Cost                                $510,000            $ 681,000              $176,000
Accumulated amortization             (93,000)            (198,000)              (59,000)
                                    --------            ---------              --------
                                    $417,000            $ 483,000              $117,000
                                    ========            =========              ========


13.  EMPLOYEE BENEFIT PLANS

  Renaissance provides employee retirement savings plans under Section 401(k) of the Internal Revenue Code which cover substantially all employees. Under the terms of the plans, employees may contribute a percentage of their salary up to a maximum of 10%-20% which is then invested in one or more of several mutual funds selected by the employee. Renaissance may make contributions to the Renaissance plan at their discretion; such contributions totaled $309,000, $562,500, $593,000 and $460,000 for the years ended June 24, 1995, June 29,
1996, and June 28, 1997 and the six months ended December 27, 1997, respectively.

14.  FINANCIAL INSTRUMENTS

  Renaissance enters into various types of financial instruments in the normal course of business. Fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

  The carrying amounts of Renaissance's financial instruments, which include marketable securities (see Note 5), accounts receivable, notes receivable, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at June 29, 1996, June 28, 1997 and December 27, 1997.

15.  CONSOLIDATION OF REAL ESTATE TRUST

  As described in Note 12, Renaissance leases office space from a real estate trust, of which the president and significant stockholder of Renaissance is the sole beneficiary and an officer of Renaissance is the trustee. Effective September 19, 1995, Renaissance renegotiated its lease with the Trust in conjunction with a refinancing of the

Trust's mortgage. The modified lease terms expanded the amount of space which Renaissance occupies, committed Renaissance to rent the facility through the maturity date of the mortgage loan, and granted Renaissance a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

  Accordingly, as of this date, Renaissance obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, Renaissance has consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. As of September 19, 1995, the Trust reported the following assets and liabilities:

Fixed assets, net                                        $ 1,750,000
Other current assets                                          49,000
Security deposits and deferred income                        (84,000)
Notes payable to Renaissance                                (365,000)
Mortgage loans payable                                    (1,461,000)
                                                        ------------
                                                         $  (111,000)
                                                        ============


16.  LEGAL SETTLEMENT

  In August 1996, ARI received a settlement of $1,625,000 from its insurance company for payment of defense costs and certain expenses associated with a previous intellectual property rights matter. This amount, net of related expenses, has been included in interest and other income in the accompanying consolidated statement of income.


17.  SEGMENT INFORMATION

  In the six months ended December 27, 1997, upon the acquisitions of RSI and Hunter, the Company reorganized the operations under three operating segments:
Strategy, Solutions, and Services. The following represents the revenue and operating income of each of these segments for the years ended June 24, 1995, June 29, 1996 and June 28, 1997 and the six months ended December 27, 1997:

                                                   YEARS ENDED                               SIX MONTHS ENDED
                             JUNE 24, 1995        JUNE 29, 1996          JUNE 28, 1997       DECEMBER 27, 1997
Revenue:
    Strategy                   $ 22,601             $ 34,785                $ 45,329             $ 37,043
    Solutions                    24,461               39,868                  73,548               69,825
    Services                    153,171              214,229                 309,381              179,069
                               --------             --------                --------             --------
      TOTAL                    $200,233             $288,882                $428,258             $285,937
                               ========             ========                ========             ========
Income from operations
 (excluding acquisition
 costs):
    Strategy                   $  5,157             $  7,437                $  6,147             $  6,896
    Solutions                     2,342                   33                   6,212                  634
    Services                      5,591               11,878                  21,966               12,621
                               --------             --------                --------             --------
      TOTAL                      13,090               19,348                  34,325               20,151

Acquisition-related expenses          -                3,524                   8,268               17,961
Interest and other income
  (expense), net                   (693)                (605)                  3,740                 (394)
                               --------             --------                --------             --------
Income before taxes            $ 12,397             $ 15,219                $ 29,797             $  1,796
                               ========             ========                ========             ========

Identifiable Assets:
    Strategy                   $ 18,135             $ 59,182                $ 77,482             $ 99,361
    Solutions                     9,185               23,179                  30,697               59,275
    Services                     37,873               54,101                 102,281              133,888
    Corporate Assets              4,890               17,910                  28,675                5,867
                               --------             --------                --------             --------
      TOTAL                    $ 70,083             $154,372                $239,135             $298,391
                               ========             ========                ========             ========

Geographic Information

  The following represent the revenue and operating income by geographic area for the years ended June 24, 1995, June 29, 1996, and June 28, 1997 and the six months ended December 27, 1997 and the identifiable assets by geographic area as of these dates:

                                             YEARS ENDED                        SIX MONTHS ENDED
                         JUNE 24, 1995      JUNE 29, 1996    JUNE 28, 1997      DECEMBER 27, 1997
Revenue:
North America              $196,679         $282,450            $404,907              $259,005
Europe                        3,554            6,432              22,671                25,231
Other                             -                -                 680                 1,701
                           --------         --------            --------              --------
TOTAL                      $200,233         $288,882            $428,258              $285,937
                           ========         ========            ========              ========

Income from
operations
(excluding
acquisition-related
expenses):
North America              $ 12,560         $ 19,126            $ 30,749              $ 17,774
Europe                          530              222               3,383                 3,088
Other                             -                -                 193                  (711)
                           --------         --------            --------              --------
TOTAL                        13,090           19,348              34,325                20,151
Acquisition-
related expenses                 -             3,524               8,268                17,961

Interest and other
income (expenses),
net                            (693)            (605)              3,740                  (394)

                           --------         --------            --------               --------
Income before taxes        $ 12,397         $ 15,219            $ 29,797               $  1,796
                           --------         --------            --------               --------
Identifiable assets:
North America              $ 64,250         $135,137            $192,105               $273,067
Europe                          943            1,325              18,288                 20,176
Other                             -                -                  67                   (719)
Corporate assets              4,890           17,910              28,675                  5,867
                           --------         --------            --------               --------
TOTAL                      $ 70,083         $154,372            $239,135               $298,391
                           --------         --------            --------               --------

  Corporate assets represent marketable securities invested for all regions. All other assets are used in the operations of individual entities in the different segments and geographical areas.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.   DIRECTORS OF THE REGISTRANT

  The information required by this Item is included in Item 1 of this report or will be included under the captions "Election of Class III Director--Nominee," "Election of Class III Director--Other Directors," "Election of Class III Director--Board Of Directors and Committees," and "Election of Class III Director--Director Compensation" and "Section 16(a) Beneficial ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grants in Last Fiscal Year," "Executive Compensation-- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values" and "Executive Compensation--Employment Agreements" in the Proxy Statement and is incorporated herein by reference.


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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  The financial statements and financial statement schedules filed under
Item 8 as part of this report.

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to The Registry's Registration Statement on Form S-1 (File No. 333-03366), The Registry's Registration Statement on Form S-4 (File No. 333-29755) and RSI's Registration Statement on Form S-1 (File No. 33-89524).

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER            DESCRIPTION OF DOCUMENT                               PAGE
---------          -------------------------                             ------
3.1(1)       Articles of Organization of Registrant, as amended through
             April 11, 1996.

3.2(1) Restated Articles of Organization of Registrant, as filed in Massachusetts on May 13, 1996.

3.3 Articles of Amendment to Restated Articles of Organization, filed in Massachusetts on July 30, 1997.

3.4 Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on January 7, 1998.

3.5 By-Laws of Registrant, as amended and restated on November 20, 1997.

4.1(1)       Articles 3, 4, 5, and 6 of the Articles of Organization of
             Registrant (included in Exhibit 3.2).

4.2          Specimen Stock Certificate.

10.1(1)      Leases dated September 19, 1995 between the 189 Wells Avenue
             Realty Trust and the Registrant for premises located at the 189 Wells Avenue, Newton, Massachusetts.

10.2 Registrant's 1996 Stock Plan and related form of stock option agreement.*

10.3         Registrant's 1996 Employee Stock Purchase Plan.*

10.4(1)      Registrant's 1996 Eligible Directors' Stock Plan.*

10.5(1) Accounts Receivable Management and Security Agreement dated as of February 29, 1996 by and among BNY Financial
             Corporation and each of the Registrant, America's
             Registry, Inc. and The Registry, Inc. Network Consulting
             Practice.

10.6(1)      Employment Agreement dated May 1996 between Registrant and
             G. Drew Conway.*

10.7(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by G. Drew Conway.

10.8(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by the 189 Wells Avenue Realty Trust.

10.8(2)      Lease Agreement by and between Ladylin Properties Limited
             Partnership and RSI, Inc., dated as of November 1, 1993, as amended.


10.10(3) Registration Rights Agreement dated as of May 19, 1997 among David A. Lubin, Harry M. Lasker, O. Bruce Gupton and Melissa E. Norton.

10.11        Amendment to Accounts Receivable Management and Security
             Agreement with BNY Financial Corporation.

10.12        Registration Rights Agreement, dated as of November 26,
             1997, by and among, The Registrant, Terry L. Hunter, and William M. Mercer Incorporated.

21           Subsidiaries of Registrant.

23.1         Consent of Price Waterhouse LLP.

23.2         Consent of Graves, McKenna, Lundeen & Almquist, P.L.L.P.

23.3         Consent of Deloitte & Touche LLP

23.4         Consent of Coopers & Lybrand L.L.P.

27.1         Financial Data Schedule -- December 27, 1997.

27.2         Restated Financial Data Schedule -- June 28, 1997.

27.3         Restated Financial Data Schedule -- June 29, 1996

27.4         Restated Financial Data Schedule -- June 24, 1995

--------------
 *   Denotes management contract or compensation arrangements.
(1) Filed as an Exhibit to The Registry's Registration Statement on Form S-1 (File No. 333-03366) and incorporated by reference herein.
(2)  Filed as an Exhibit to RSI's Registration Statement on Form S-1 (33-89524)
(3) Filed as an Exhibit to The Registry's Registration Statement on Form S-4 (333-29755) and incorporated by reference herein.


  (b) Three Current Reports on Form 8-K have been filed during the quarter ended December 27, 1997. On December 5, 1997, the Company reported under Item 8 the change in its fiscal year from the last Saturday in June to the last Saturday in December. On December 11, 1997, the Company reported under Item 2 the acquisition of The Hunter Group, Inc. as of November 26, 1997. On December 12, 1997, the Company amended the December 11, 1997 report on Form 8-K to include consolidated cash flows, which were omitted from the December 11, 1997 report on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Renaissance Worldwide, Inc.


Date:   March 26, 1998
                                  By:  /s/ G. Drew Conway
                                     ---------------------------------
                                              G. DREW CONWAY
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER
                                   AND CHAIRMAN OF THE BOARD OF DIRECTORS

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURES            CAPACITY                            DATE
          ----------            --------                           ------


/s/ G. Drew Conway
-------------------------     President, Chief Executive        March 26, 1998
G. DREW CONWAY                Officer and Chairman of the
                              Board of Directors (Principal
                              Executive Officer)


/s/ Robert E. Foley
-------------------------     Chief Financial Officer and       March 26, 1998
ROBERT E. FOLEY               Treasurer (Principal Financial
                              and Accounting Officer)


/s/ Robert P. Badavas
-------------------------     Director                          March 26, 1998
ROBERT P. BADAVAS


/s/ Paul C. O'Brien
-------------------------     Director                          March 26, 1998
PAUL C. O'BRIEN

                                                                     SCHEDULE II


                          RENAISSANCE WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS           DEDUCTIONS
                                                           ------------------------  -------------
                                          BALANCE AT         CHARGED      CHARGED    WRITE-OFF OF     BALANCE
                                           BEGINNING       TO COSTS AND   TO OTHER   UNCOLLECTIBLE   AT END OF
                                           OF PERIOD         EXPENSES     ACCOUNTS     ACCOUNTS        PERIOD
                                      -------------------  ------------  ----------  -------------  ------------
Allowance for doubtful accounts:
  Year ended June 24, 1995..........         $  536          $  553          $0         $  263        $  826
  Year ended June 29, 1996..........            826           1,190           0            686         1,330
  Year ended June 28, 1997 (1)......            903           1,314           0            434         1,783
  Six months ended
    December 27, 1997 (2)...........          2,117           3,090           0          1,820         3,387


(1)Beginning balance adjusted to reflect change in fiscal year end of RSI.
(2)Beginning balance adjusted to reflect change in fiscal year end of Hunter.

                                       S1