Form 10-Q
period 1998-03-28
RENAISSANCE WORLDWIDE INC
filed 1998-05-12
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                   FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 28, 1998
                                    ---------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________to____________________


                        Commission File Number 0-28192
                                                -------




                          RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)



MASSACHUSETTS                                        04-2920563
------------------------                  -------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)



                               189 WELLS AVENUE
                               NEWTON, MA  02159
                                 (617)527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO
                                          ---     ---

As of May 11, 1998, there were 55,819,959 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.


                               INDEX TO FORM 10-Q



                                                                      Page
                                                                      ----

PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements
            Condensed Consolidated Balance Sheet at December 27,
            1997 and March 28, 1998                                     3

            Condensed Consolidated Statement of Income for the
            three months ended March 29, 1997 and March 28, 1998        4

            Condensed Consolidated Statement of Cash Flows for the
            three months ended March 29, 1997 and March 28, 1998        5

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

PART II.    OTHER INFORMATION                                           12

            SIGNATURES                                                  13

            EXHIBIT INDEX                                               14



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

                          RENAISSANCE WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                             DECEMBER 27,        MARCH 28,
                                                                1997               1998
                                                                                (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                   $   17,835         $   7,558
  Marketable securities                                            5,867                 -
  Accounts receivable, net                                       141,007           160,609
  Notes receivable                                                 1,689             1,664
  Deferred income taxes                                            2,167             2,167
  Other current assets                                             7,266            14,861
                                                               ---------         ---------
          Total current assets                                   175,831           186,859
Fixed assets, net                                                 24,422            27,444
Notes receivable from officers                                       102               109
Other assets                                                      97,181           105,177
Deferred income taxes                                                855               855
                                                               ---------         ---------
          Total assets                                         $ 298,391         $ 320,444
                                                               =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit                                               $  37,600         $  49,491
  Current portion of long-term debt                                2,958             4,060
  Accounts payable                                                12,414             8,197
  Accrued salaries and wages                                      11,226            16,140
  Other accrued expenses                                          40,588            27,848
  Deferred income taxes                                              142               142
                                                               ---------         ---------
          Total current liabilities                              104,928           105,878
Deferred income taxes                                              2,484             2,484
Long-term debt                                                     3,639             3,720
Other liabilities                                                    226               219
                                                               ---------         ---------
          Total liabilities                                      111,277           112,301
                                                               ---------         ---------
Commitments and contingencies
Stockholders' equity
  Common stock                                                     4,704             4,704
  Additional paid-in capital                                     160,701           173,911
  Notes receivable from stockholders                                (476)             (476)
  Retained earnings                                               21,986            29,872
  Unrealized gain on investments                                      22                 -
  Cumulative translation adjustment                                  177               132
                                                               ---------         ---------
          Total stockholders' equity                             187,114           208,143
                                                               ---------         ---------
                                                               $ 298,391         $ 320,444
                                                               =========         =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                             FOR THE QUARTER ENDED
                                                           MARCH 29,        MARCH 28,
                                                             1997             1998
Revenue
                                                            $115,629         $156,821
Cost of revenue                                               78,852          103,130
                                                         -----------      -----------
                                                              36,777           53,691
Selling, general and administrative expenses                  24,650           39,860
                                                         -----------      -----------
Income from operations                                        12,127           13,831
Interest and other income (expense), net                         354             (731)
                                                         -----------      -----------
Income before taxes                                           12,481           13,100
Income tax provision                                           5,227            5,214
                                                         -----------      -----------
Net income                                                    $7,254           $7,886
                                                         ===========      ===========
Basic earnings per share                                       $0.15            $0.16
Weighted average common shares - basic                        47,357           50,535

Diluted earnings per share                                     $0.14            $0.15
Weighted average common and potential common
  shares outstanding-diluted                                  50,696           54,212

Comprehensive income                                         $ 7,024          $ 7,819

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                 MARCH 29,      MARCH 28,
                                                                                   1997           1998

Cash flows from operating activities:
   Net income                                                                 $   7,254        $  7,886
   Adjustments to reconcile net income to net cash
    used for operating activities
      Depreciation and amortization                                               1,318           2,267
      Deferred income taxes                                                       1,385               -
      Non-cash loss on debt forgiveness                                              48               -
      Compensation expense in connection with stock options
        granted                                                                      50               -
   Changes in operating assets and liabilities:
      Accounts receivable                                                       (16,917)        (17,846)
      Other current assets                                                         (378)           (786)
      Other assets                                                                 (368)            293
      Accounts payable                                                              581          (4,416)
      Accrued expenses                                                             (772)        (13,202)
      Accrued salaries and wages                                                  2,006           4,111
      Income taxes payable                                                          289               -
      Other liabilities                                                              14               -
                                                                              ---------        --------
              Net cash used for operating activities                             (5,490)        (21,693)
                                                                              ---------        --------
Cash flows from investing activities
   Cash disbursed for acquisitions, net of cash acquired                        (32,536)         (5,553)
   Increase in notes receivable from officers                                      (510)             (7)
   (Increase) decrease in notes receivable from related parties                     (92)             25
   Purchase of marketable securities                                            (16,904)              -
   Sales and maturities of marketable securities                                      -           5,845
   Purchases of fixed assets                                                     (1,402)         (4,353)
                                                                              ---------        --------
              Net cash used for investing activities                            (51,444)         (4,043)
                                                                              ---------        --------
Cash flows from financing activities
   Cash proceeds from issuance of common stock                                   47,393               -
   Proceeds from reissuance of treasury stock                                     1,921               -
   Cash proceeds from exercise of stock options                                     424           4,238
   Cash proceeds from stock purchase plan                                           406           1,445
   Net borrowings (repayments) on line of credit                                (10,759)         11,891
   Principal payments on long-term debt                                            (984)         (2,048)
                                                                              ---------        --------
              Net cash provided by financing activities                          38,401          15,526
                                                                              ---------        --------
   Effect of exchange rate changes on cash and cash equivalents                    (208)            (67)
                                                                              ---------        --------
Net decrease in cash and cash equivalents                                       (18,741)        (10,277)
Cash and cash equivalents, beginning of period                                   56,482          17,835
                                                                              ---------        --------
Cash and cash equivalents, end of period                                      $  37,741        $  7,558
                                                                              =========        ========


The accompanying notes are an integral part of these financial statements.

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     Renaissance Worldwide, Inc. ("Renaissance" or "the Company") is a provider of integrated business and information technology ("IT") consulting services to organizations worldwide with complex IT operations in a broad range of industries.

     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On July 31, 1997 and November 26, 1997, the Company completed the mergers with Renaissance Solutions, Inc. ("RSI") and The Hunter Group ("Hunter"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company, RSI and Hunter for all periods presented. On March 12, 1998 and March 25, 1998, the Company completed the acquisition of the capital stock of Exad Galons and Hackenberg & Partner, respectively, in transactions accounted for as purchases. Results of operations for these entities have been included in the results of operations for the quarter from the date of acquisition. All intercompany balances and transactions have been eliminated.

     Interim Financial Statements
     Effective as of December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The condensed consolidated balance sheet at March 28, 1998 and condensed consolidated statements of operations and of cash flows for the three month periods ended March 29, 1997 and March 28, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended March 28, 1998 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 27, 1997 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended December 27, 1997, which are contained in the Company's 1997 Transition Report on Form 10-K.

     Reclassifications
     Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

     Earnings per share
     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method.

     A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                      THREE MONTHS ENDED
                                                MARCH 29, 1997    MARCH 28, 1998
                                                --------------    --------------
     Weighted average number of
       common shares outstanding-basic              47,357            50,535

     Assumed exercise of stock options,
       using the treasury stock method               3,339             3,677
                                                    ------            ------
     Weighted average number of common
       and potential common shares
       outstanding-dilutive                         50,696            54,212
                                                    ======            ======

     Translation of foreign currencies
     The functional currency for the Company's subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Recently enacted accounting standards
     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale
     securities and minimum pension liabilities.    For the quarters ended March
     29, 1997 and March 28, 1998, comprehensive income (expense) items included in stockholders'equity consisted of translation adjustments of $(111) and $(45), respectively, and gains (losses) on available-for-sale securities of $(119) and $(22), respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented.

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


     The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows. Management has determined that the adoption of SFAS 131 will not materially differ from the Company's current presentation of operating segments.


2.   ACQUISITION OF SUBSIDIARIES - PURCHASES

     Exad Galons On March 12, 1998, the Company, through a wholly-owned subsidiary, completed the acquisition of all of the outstanding stock of Exad Galons, a French corporation ("Exad"), for $5.0 million in cash. Exad is a business process and information technology consulting firm headquartered in Paris, France.

     Hackenberg & Partner On March 25, 1998, the Company, through a wholly-owned subsidiary, completed the acquisition of all of the outstanding common stock of Hackenberg & Partner, a German corporation ("Hackenberg"), for $3.2 million in cash which was paid in the first week of April 1998. Based in Starnberg, Germany, Hackenberg provides

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     business application, networking and database services and specializes in custom-developed solutions and PeopleSoft implementations.

     Both Exad and Hackenberg are operating as subsidiaries to Hunter augmenting the enterprise resource planning solutions business unit of the Solutions Group.

     These acquisitions have been accounted for as purchases and accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of their respective acquisitions. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $7.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended March 29, 1997 and March 28, 1998, would not materially differ from Renaissance's reported results of operations.


3.   SUBSEQUENT EVENTS


     On March 31, 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation ("Neoglyphics"). Neoglyphics is an Internet development and applications company based in Chicago, Illinois and augments the e-commerce business unit of the Solutions Group. Pursuant to the agreement, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

     On April 2, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Triad Data, Inc. ("Triad"). Triad is an information technology consulting firm based in New York City performing services similar to those of the Services group of the Company. Pursuant to the agreement, each share of Triad common stock was converted into the right to receive 24,409.2 shares of Renaissance common stock.

     In total, 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, commencing in the second quarter of 1998, the financial statements of the Company will be restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented.

     PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS:

       The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.


                                                                           THREE MONTHS ENDED
                                                                         MARCH            MARCH
                                                                        29, 1997        28, 1998
      Revenue                                                            100.0%           100.0%
      Cost of revenue                                                     68.2             65.8
                                                                        ------           ------
      Gross profit                                                        31.8             34.2
      Selling, general and administrative expenses                        21.3             25.4
                                                                        ------           ------
      Income from operations                                              10.5              8.8
      Interest and other income (expense), net                             0.3             (0.5)
                                                                        ------           ------
      Income before taxes                                                 10.8              8.3
      Income tax provision                                                 4.5              3.3
                                                                        ------           ------
      Net income                                                           6.3%             5.0%
                                                                        ======           ======



     THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 28, 1998

     Revenue. Revenue increased 36% to $156.8 million for the first quarter of fiscal 1998 from $115.6 million in the first quarter of 1997. This increase was attributable primarily to a 14% increase in the revenue of the Company's Services business unit in the quarter as a result of a greater number of IT consultants being placed with the Company's clients during the period. In addition, revenues of the Company's Strategy business unit increased 39% as compared with the comparable prior period due to both organic growth and the inclusion of the results of C.M. Management Systems, Ltd., Inc. and COBA Consulting Limited, which were acquired during the first quarter of calendar 1997. The Company's Solutions business unit increased 116% as compared with the prior period due primarily to organic growth as well as the addition of the results of Eligibility Management Systems, Inc. which was acquired in August 1997.

     Gross Profit. Gross profit increased 46% to $53.7 million for the first quarter of 1998 from $36.8 million in the comparable prior period.
     As a percentage of revenue, gross profit increased to 34.2% for the period compared to 31.8% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic, management and solutions consulting engagements resulting from both acquisitions in the strategic consulting services area as well as internal growth and the increased utilization of staff IT consultants compared with the prior period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 62% to $39.9 million for the first quarter of 1998 from $24.7 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 25.4% from 21.3% for the comparable prior period. This increase was attributable primarily to the costs of the integration and redundant processes resulting from the Company's recent acquisitions, as well as the investments in the Company's information technology, telecommunciations and facilities infrastructure to accommodate the growth of the past year.

     Interest and Other Income, Net. Interest and other income, net, decreased to $731,000 in expense for the first quarter of fiscal 1998 from $354,000 in income for the comparable prior period. This change was a result of increased balances under the Company's line of credit due to payments for acquisitions made in the quarter, other contingent payments made for 1997 acquisitions as well as increased working capital needs.

     LIQUIDITY AND CAPITAL RESOURCES

     Renaissance has a revolving advance facility with BNY Financial Corporation (the "Line of Credit") under which it can borrow the lesser of $50.0 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrance of additional debt and the payment of dividends on the Company's Common and Preferred Stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth. As of March 28, 1998 and the date of this report, the Company was in compliance with these covenants.

       As of March 28, 1998, there was $47.6 million outstanding with availability under the Line of Credit of $2.4 million. Subsequent to the end of the period, the availability under the Line of Credit was increased to $75 million or 85% of eligible receivables. The Line of Credit bears an interest rate of LIBOR plus 2.5% (8.19% at March 28, 1998) or the Bank of New York alternative base rate plus 0.5% at the Company's option.

       The Company had negative cash flows from operations of $21.7 million for the three months ended March 28, 1998. The negative operating cash flows were due primarily to a $17.8 million increase in accounts receivable the period. This increase was attributable primarily to increased revenues as well as an increase in the amount of unbilled receivables in the period due to the timing of milestone invoicing. In addition, operating cash flows were impacted by a $13.2 million decrease in accrued expenses in the period attributable primarily to the payment of certain contingent payments related to 1997 acquisitions as well as year end bonuses during the period. Other changes in accounts payable and accrued salaries and wages relate primarily to the timing of payments made at the end of each reporting period.

       The Company experienced negative cash flows from investing activities of $4.0 million for the three months ended March 28, 1998. The negative investing cash flows were attributable to $5.6 in net payments made for acquisitions and $4.4 million in fixed asset purchases during the period. These decreases were offset by the sale of $5.8 million in marketable securities held during the period.

       The Company experienced positive cash flows from financing activities of $15.5 million for the three months ended March 28, 1998. The positive financing cash flows were attributable primarily to $11.9 million in net borrowings on the Company's line of credit as well as $5.7 million in cash received from employees for the exercise of stock options and purchases under the employee stock purchase plan. Certain of the options exercised were non-qualified options which resulted in an additional tax benefit to the Company of $7.5 million which is included in additional paid-in capital.

       The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $10.0 million in capital expenditures in the next twelve months principally to upgrade its computer systems. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including $4.65 million which the Company is currently required to pay over the next 12 months. The Company does not believe that such payments will have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the cash flow from operations and borrowings under the increased Line of Credit will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

     RECENT ACQUISITIONS

     Exad Galons   On March 12, 1998, the Company, through a
     wholly-owned subsidiary, completed the acquisition of the outstanding stock of Exad Galons, a French corporation ("Exad"), for $5.0 million in cash. Exad is a business process and information technology consulting firm headquartered in Paris, France.

     Hackenberg & Partner On March 25, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Hackenberg & Partner, a German corporation ("Hackenberg"), for $3.2 million in cash which was paid in the first week of April 1998. Based in Starnberg, Germany, Hackenberg provides business application, networking and database services and specializes in custom-developed solutions and PeopleSoft implementations.

     Both Exad and Hackenberg are operating as subsidiaries to Hunter augmenting the enterprise resource planning solutions business unit of the Solutions Group.

     These acquisitions have been accounted for as purchases and accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of their respective acquisitions. The excess of the consideration paid over the estimated fair value of net assets acquired of approximately $7.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended March 29, 1997 and March 28, 1998 would not materially differ from Renaissance's reported results of operations.


     RECENTLY ENACTED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended March 29, 1997 and March 28, 1998, comprehensive income (expense) items included in stockholders'equity consisted of translation adjustments of $(111) and $(45), respectively and gains (losses) on available-for-sale securities of $(119) and $(22), respectively.

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

     The adoption of SFAS 131 will not impact the Company's financial position, results of operations or cash flows. Management has determined that the adoption of SFAS 131 will not materially differ from the Company's current presentation of operating segments.

     CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     The foregoing forward-looking statements involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, its dependence on key clients, risks associated with international operations, its dependence on key personnel, the relatively short history of profitability, the impact of the government regulation of immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Transition Report on Form 10-K. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.


     PART II.   OTHER INFORMATION

     Item 1 - Legal Proceedings
     Not applicable

     Item 2 - Change in Securities
     Not applicable.

     Item 3 - Defaults Upon Senior Securities
     Not applicable

     Item 4 - Submission of Matters to a Vote of Security Holders
     A special meeting of stockholders was held on December 30, 1997 to amend the Company's Restated Articles of Organization to change the corporate name to "Renaissance Worldwide, Inc." The vote was 22,010,142 votes for and 1,830 against, with 8,365 abstentions and 0 broker nonvotes on a pre-split basis.

     Item 5 - Other Information

     On February 12, 1998, the Company announced a 2-for-1 stock split, effected as a dividend, on the Common Stock of Renaissance. Shareholders of record on March 2, 1998 participated in the stock split, which took place on March 24, 1998.

     Item 6 - Exhibits and Reports on Form 8-K

     a.  See Exhibit Index, Page 15

     b.  Reports on Form 8-K

         A report on Form 8-K/A related to the Company's acquisition of The Hunter Group was filed on February 9, 1998. The Form 8-K/A included three years of audited financial statements for The Hunter Group and the required pro forma financial information.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       RENAISSANCE WORLDWIDE, INC.
                                       (Registrant)

     Date: May 12, 1998                By: /s/ G. Drew Conway
                                          --------------------------

                                       G. Drew Conway, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

     Date: May 12, 1998                By: /s/ Robert E. Foley
                                          ---------------------------
                                       Robert E. Foley, Chief Financial
                                       Officer
                                       (Principal Financial and
                                       Accounting Officer)

                          RENAISSANCE WORLDWIDE, INC.

                                 EXHIBIT INDEX


Exhibit                                                       Page

  27                    Financial Data Schedule