Form 10-Q
period 1998-06-27
RENAISSANCE WORLDWIDE INC
filed 1998-08-11
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                   FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       June 27, 1998
                              -----------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________________to____________________


                     Commission File Number 0-28192
                                            -------




                          RENAISSANCE WORLDWIDE, INC.

            (Exact name of registrant as specified in its charter)



      MASSACHUSETTS                                       04-2920563
      -------------                                       ----------
(State of Incorporation)                       (IRS Employer Identification No.)



                               189 WELLS AVENUE
                               NEWTON, MA  02159
                                 (617)527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES ___X___    NO ______


As of August 10, 1998, there were 56,121,069 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.


                              INDEX TO FORM 10-Q

                                                                                       Page
                                                                                  -------------
PART I    FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheet at December 27, 1997 and June
          27, 1998 (unaudited)                                                           3

          Condensed Consolidated Statement of Income for the three and six
          months ended June 28, 1997 and June 27, 1998 (unaudited)                       4

          Condensed Consolidated Statement of Cash Flows for the three and
          six months ended June 28, 1997 and June 27, 1998(unaudited)                    5

          Notes to Unaudited Condensed Consolidated Financial Statements                 7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 10

PART II.  OTHER INFORMATION                                                             14

          SIGNATURES                                                                    14

          EXHIBIT INDEX                                                                 15

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

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)



                                                                               DECEMBER 27,          JUNE 27,
                                                                                  1997                 1998
                                                                                                    (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                                                    $ 19,944              $  6,801
  Marketable securities                                                           5,867                     -
  Accounts receivable, net                                                      154,208               192,450
  Notes receivable                                                                1,692                 1,059
  Deferred income taxes                                                           2,166                 2,166
  Other current assets                                                            6,910                18,544
                                                                      -------------------    ------------------
          Total current assets                                                  190,787               221,020
Fixed assets, net                                                                26,732                31,235
Notes receivable from officers                                                      250                   480
Goodwill and other intangible assets                                             94,283               103,579
Other assets                                                                      3,086                 3,825
Deferred income taxes                                                               855                 1,285
                                                                      -------------------    ------------------
          Total assets                                                         $315,993              $361,424
                                                                      ===================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit                                                               $ 43,300              $ 66,406
  Current portion of long-term debt                                               2,979                 1,083
  Accounts payable                                                               13,098                10,461
  Accrued salaries and wages                                                     10,473                15,365
  Other accrued expenses                                                         44,208                38,963
  Deferred income taxes                                                           1,405                 3,577
                                                                      -------------------    ------------------
          Total current liabilities                                             115,463               135,855
Deferred income taxes                                                             2,484                 4,899
Long-term debt                                                                    3,648                 3,905
Other liabilities                                                                   509                 1,385
                                                                      -------------------    ------------------
          Total liabilities                                                     122,104               146,044
Commitments and contingencies
Stockholders' equity
  Common stock                                                                    4,726                 4,726
  Additional paid-in capital                                                    160,708               177,116
  Notes receivable from stockholders                                               (476)                 (476)
  Retained earnings                                                              28,740                33,764
  Unrealized gain on investments                                                     22                     -
  Cumulative translation adjustment                                                 169                   250
                                                                      -------------------    ------------------
           Total stockholders' equity                                           193,889               215,380
                                                                      -------------------    ------------------
                                                                               $315,993              $361,424
                                                                      ===================    ==================

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                     FOR THE QUARTER ENDED                     FOR THE SIX MONTHS ENDED
                                                   JUNE 28,          JUNE 27,                JUNE 28,             JUNE 27,
                                                     1997              1998                    1997                 1998
Revenue                                            $142,077             $196,467              $270,625              $371,831
Cost of revenue                                     100,868              129,393               189,811               246,461
                                             -----------------    -----------------     -----------------     -----------------
                                                     41,209               67,074                80,814               125,370
Selling, general and administrative expenses         32,628               49,936                62,443                96,662
Acquisition-related expenses                           (400)               6,904                  (400)                6,904
                                             -----------------     -----------------     -----------------      -----------------
Income from operations                                8,981               10,234                18,771                21,804
Interest and other income (expense), net                414               (1,083)                  757                (1,932)
                                             -----------------    -----------------      -----------------     -----------------
Income before taxes                                   9,395                9,151                19,528                19,872
Income tax provision                                  3,475                9,590                 7,720                14,848
                                             -----------------     -----------------     -----------------      -----------------
Net income (loss)                                  $  5,920             $   (439)             $ 11,808              $  5,024
                                             =================    =================     ==================     =================
Basic earnings (loss) per share                    $   0.11             $  (0.01)             $   0.22              $   0.09
Weighted average common shares - basic               53,955               55,320                52,961                55,205

Diluted earnings (loss) per share                  $   0.10             $  (0.01)             $   0.21              $   0.09
Weighted average common and potential
   common shares outstanding - diluted               57,136               55,320                56,131                58,430

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                          SIX MONTHS ENDED
                                                                                    JUNE 28,             JUNE 27,
                                                                                      1997                1998
Cash flows from operating activities:
   Net income                                                                       $ 11,808            $  5,024
   Adjustments to reconcile net income to net cash
   used for operating activities
      Depreciation and amortization                                                    2,829               4,375
      Deferred income taxes                                                              (35)              4,157
      Changes in operating assets and liabilities:
       Accounts receivable                                                           (35,006)            (36,484)
       Other current assets                                                           (2,597)             (2,042)
       Other assets                                                                     (977)               (739)
       Accounts payable                                                                3,096              (2,836)
       Accrued expenses                                                                2,912               1,514
       Accrued salaries and wages                                                       (167)              4,089
       Income taxes payable                                                              528                   -
       Other liabilities                                                                (224)                876
                                                                             -----------------   -----------------
Net cash used for operating activities                                               (17,833)            (22,066)
                                                                             -----------------   -----------------
Cash flows from investing activities
   Cash disbursed for acquisitions, net of cash acquired                             (38,954)            (17,718)
   Increase in notes receivable from officers                                            (57)               (230)
   Change in notes receivable                                                         (1,525)                633
   Purchase of marketable securities                                                 (21,360)                  -
   Sales and maturities of marketable securities                                      10,592               5,845
   Purchases of fixed assets                                                          (3,985)             (7,687)
                                                                             -----------------   -----------------
       Net cash used for investing activities                                        (55,289)            (19,157)
                                                                             -----------------   -----------------
Cash flows from financing activities
   Cash proceeds from issuance of common stock                                        53,671                   -
   Proceeds from reissuance of treasury stock                                          1,920                   -
   Cash proceeds from exercise of stock options                                          769               5,207
   Cash proceeds from stock purchase plan                                                406               1,445
   Net borrowings (repayments) on line of credit                                      (5,283)             23,106
   Principal payments on long-term debt                                               (5,086)             (5,409)
   Proceeds from issuance of long-term debt                                                6               3,651
   Distributions                                                                      (2,000)                  -
                                                                             -----------------   -----------------
       Net cash provided by financing activities                                      44,403              28,000
                                                                             -----------------   -----------------
   Effect of exchange rate changes on cash and cash equivalents                         (328)                 80
                                                                             -----------------   -----------------
Net decrease in cash and cash equivalents                                            (29,047)            (13,143)
Cash and cash equivalents, beginning of period                                        50,967              19,944
                                                                             -----------------   -----------------
Cash and cash equivalents, end of period                                              21,920               6,801
                                                                             =================   ==================

  The accompanying notes are an integral part of these financial statements.

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business
     Renaissance Worldwide, Inc. ("Renaissance" or "the Company") is a provider of information technology ("IT") and management consulting services to organizations worldwide.

     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On July 31, 1997, November 26, 1997, March 31, 1998 and April 2, 1998 the Company completed the mergers with Renaissance Solutions, Inc. ("RSI"), The Hunter Group ("Hunter"), Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company, RSI, Hunter, Neoglyphics and Triad for all periods presented. On March 12, 1998 and March 25, 1998, the Company competed the acquisitions of the capital stock of Exad Galons and Hackenberg and Partner in transactions accounted for as purchases. Results of operations for these entities have been included in the results of operations from the date of acquisition. All intercompany balances and transactions have been eliminated.


     Interim Financial Statements
     Effective as of December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The condensed consolidated balance sheet at June 27, 1998 and condensed consolidated statements of operations and of cash flows for the three and six month periods ended June 28, 1997 and June 27, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 27, 1998 are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended December 27, 1997 which are contained in the Company's 1997 Transition Report on Form 10-K , and Form 8-K/A filed with the Securities and Exchange Commission on June 15, 1998.


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

     A reconciliation of the weighted average common shares outstanding is as follows:

--------------------------------------------------------------------------------
                                  THREE MONTHS ENDED        SIX MONTHS ENDED
--------------------------------------------------------------------------------

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------
                                       JUNE 28,        JUNE 27,        JUNE 28,        JUNE 27,
                                         1997            1998            1997            1998
------------------------------------------------------------------------------------------------
Weighted average number of
common shares outstanding - basic       53,955          55,320          52,961          55,205
------------------------------------------------------------------------------------------------
Assumed exercise of stock options,
using the treasury stock method          3,181               0           3,170           2,997
------------------------------------------------------------------------------------------------
Escrow shares related to
acquistions                                  0               0               0             228
------------------------------------------------------------------------------------------------
Weighted average number of common
and potential common shares
outstanding - dilutive                  57,136          55,320          56,131          58,430
------------------------------------------------------------------------------------------------


     Recently enacted accounting standards

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended June 28, 1997 and June 27, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(74) and $118, respectively, and gains (losses) on available-for-sale securities of $(1) and $0, respectively. For the six months ended June 28, 1997 and June 27, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(185) and $81, respectively, and gains (losses) on available-for-sale securities of $(3) and $(0), respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented. Disclosure of this information for interim periods is not required in the year of adoption.

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

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITION OF SUBSIDIARIES - PURCHASES

     Exad Galons   On March 12, 1998, the Company, through a wholly-owned
     subsidiary, acquired all of the outstanding stock of Exad Galons, a French
     corporation ("Exad"), for $5.0 million in cash.   Exad is a business
     process and information technology consulting firm headquartered in Paris, France.

     Hackenberg & Partner On March 25, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Hackenberg & Partner, a German corporation ("Hackenberg"), for $3.2 million in cash. Based in Starnberg, Germany, Hackenberg provides business application, networking and database services and specializes in custom-developed solutions and Peoplesoft implementations.

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

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the three and six month periods ended June 28, 1997 and the six month period ended June 27, 1998, would not materially differ from Renaissance's reported results of operations.

4.  ACQUISITION OF SUBSIDIARIES - POOLINGS OF INTERESTS

     On March 31, 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation. Neoglyphics is an Internet development and applications company based in Chicago, Illinois and augments the e-commerce business unit of the Solutions Group. Pursuant to the agreement, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock.
     Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

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

     In total 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6.9 million in acquisition-related expenses during the period related to these transactions. These costs are disclosed as a separate line in the statement of income for the period.

5.   SUBSEQUENT EVENTS

     On July 30, 1998, the Company announced a strategic restructuring program in which the

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONDSOLIDATED FINANCIAL STATEMENTS

     Company expects to take a charge of $4 million to $6 million in the third quarter of fiscal 1998. This charge will include certain personnel costs, the termination of certain leases, the consolidation of facilities and the write down of certain assets.

     PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS:
       The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.




                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 28,        JUNE 27,            JUNE 28,          JUNE 27,
                                                        1997            1998                 1997              1998
Revenue                                                100.0 %          100.0%              100.0 %           100.0%
Cost of revenue                                         71.0             65.9                70.1              66.3
                                                   --------------    --------------     --------------     --------------
Gross profit                                            29.0             34.1                29.9              33.7
Selling, general and administrative expenses            23.0             25.4                23.1              26.0
Acquisition-related expenses                            (0.3)             3.5                (0.1)              1.8
                                                   --------------    --------------     --------------     --------------
Income from operations                                   6.3              5.2                 6.9               5.9
Interest and other income (expense), net                 0.3             (0.5)                0.3              (0.5)
                                                   --------------    --------------     --------------     --------------
Income before taxes                                      6.6              4.7                 7.2               5.4
Income tax provision                                     2.4              4.9                 2.8               4.0
                                                   --------------    --------------     --------------     --------------
Net income (loss)                                        4.2%            (0.2)%               4.4%              1.4%
                                                   ==============    ==============     ==============     ==============


     THREE MONTHS ENDED JUNE 28, 1997 AND JUNE 27, 1998

     Revenue.   Revenue increased 38% to $196.5 million for the second quarter of fiscal 1998 from $142.1 million in the second quarter of fiscal 1997. This increase was attributable primarily to a 148% increase in the revenue of the Company's Solutions Group as compared with the prior period. This increase is due to organic growth, the addition of the Eligibility Management Services acquisition in August of 1997 and the redeployment of services and strategy consultants into the solutions group in mid 1997 as well as the first quarter of 1998 in response to increasing demand and new solutions offerings developed in this segment. Revenue of the Services Group also increased 14% in the quarter resulting in a greater number of IT consultants being placed with the Company's clients during the period. In addition, revenues of the Company's Strategy
     Group increased 39% as compared with the prior period due to both organic growth and the inclusion of the results of the C.M. Management Systems, Ltd., Inc. and COBA Consulting Limited subsidiaries which were acquired during the first quarter of calendar 1997.

     Gross Profit.   Gross profit increased 62.8% to $67.1 million for the
     second quarter of fiscal 1998 from $41.2 million in the comparable prior period. As a percentage of revenue, gross profit increased to 34.1% for the period compared to 29.0% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic, management and solutions consulting engagements resulting from both acquisitions as well as internal growth and the increased utilization of salaried consultants compared with the prior period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 53% to $49.9 million for the second quarter of fiscal 1998 from $32.6 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 25.4% from 23.0% for the comparable prior period. This increase was attributable primarily to the costs of the integration of and redundant processes in the recently added acquisitions, as well as the investments in the Company's infrastructure to accommodate the growth of the past year.

     Acquisition-Related Expenses. Acquisition related expenses of $6.9 million for the second quarter of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions. In the second quarter of fiscal 1997, a reversal of previously accrued transaction costs of $400,000 was recorded.

     Interest and Other Income(Expense), Net. Interest and other income(expense), net, decreased to $1.1 million in expense for second quarter of fiscal 1998 from $414,000 in income for the comparable prior period. This change was a result of increased balances in the Company's line of credit due to payments for acquisitions made in the quarter, other contingent payments made for 1997 acquisitions as well as increased working capital needs.


     SIX MONTHS ENDED JUNE 28, 1997 AND JUNE 27, 1998

     Revenue.   Revenue increased 37% to $371.8 million for the first six
     months of fiscal 1998 from $270.6 million in the first six months of fiscal 1997. This increase was attributable primarily to a 140% increase in the revenue of the Company's Solutions business unit compared with the prior period due to primarily to organic growth, the addition of the Eligibility Management Services acquisition in August of 1997 and the redeployment of services and strategy consultants into the solutions group in mid 1997 as well as the first quarter of 1998 in response to increasing demand and new solutions offerings developed in this segment. In addition, revenues of the Company's Strategy business unit increased 39% as compared with the comparable prior period due to both organic growth and the inclusion of the results of the C.M. Management Systems, Ltd., Inc. and COBA Consulting Limited acquisitions during the first quarter of calendar 1997. The Company's Services business unit increased 15% as compared with the prior period resulting in a greater number of IT consultants being placed with the Company's clients during the period.

     Gross Profit.   Gross profit increased 55% to $125.4 million for the first six months of fiscal 1998 from $80.8 million in the comparable prior period. As a percentage of revenue, gross profit increased to 33.7% for the period compared to 29.9% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic, management and solutions consulting engagements resulting from both acquisitions in the strategic consulting services area as well as internal growth and the increased utilization of staff IT consultants compared with the prior period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 55% to $96.7 million for the first six months of fiscal 1998 from $62.4 million in the comparable prior period.
     As a percentage of revenue, selling, general and administrative expenses increased to 26.0% from 23.1% for the comparable prior period. This increase was attributable primarily to the costs of the integration of and redundant processes in the recently added acquisitions, as well as the investments in the Company's infrastructure to accommodate the growth of the past year.

     Acquisition-Related Expenses. Acquisition related expenses of $6.9 million for the second quarter of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions. In the second quarter of fiscal 1997, a reversal of previously accrued transaction costs of $400,000 was recorded.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased to $1.9 million in expense for the first six months of fiscal 1998 from $757,000 in income for the comparable prior period. This change was a result of increased balances in the Company's line of credit due to payments for acquisitions made in the quarter, other contingent payments made for 1997 acquisitions as well as increased working capital needs.


     LIQUIDITY AND CAPITAL RESOURCES

       Renaissance has a revolving advance facility with BNY Financial Corporation (the "Line of Credit") under which it can borrow the lesser of $75.0 million or 85% of eligible receivables. The Line of Credit is secured by all of the Company's assets and contains certain restrictive covenants, including limitations on amounts of loans the Company may extend to officers and employees, the incurrance of additional debt and the payment of dividends on the Company's Common and Preferred Stock. Additionally, the agreement requires the maintenance of certain financial ratios, including minimum tangible net worth and a limit on the ratio of total liabilities to total tangible net worth.

       As of June 27, 1998, there was $58.5 million outstanding with availability under the Line of Credit of $16.5 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternative base rate plus 0.5% at the Company's option.

       The Company had negative cash flows from operations of $22.1 million for the six months ended June 27, 1998. The negative operating cash flows were due primarily to a $36.5 million increase in accounts receivable in the period due primarily to the growth of revenues, particularly in the newly acquired entities, as well as an increase in contracts with a monthly invoicing cycle. In addition, operating cash flows were impacted by a $4.1 million decrease in accrued salaries and wages due to the timing of payroll and payroll tax related payments. Other changes in accounts payable and current assets relate primarily to the timing of payments made at the end of each reporting period.

       The Company experienced negative cash flows from investing activities of $19.2 million for the six months ended June 27, 1998. The negative investing cash flows were attributable to $17.7 million in net payments made for acquisitions and acquisition-related contingent consideration during the period and $7.7 million in fixed asset purchases during the period. These decreases were offset by the sale and maturities of $5.8 million in marketable securities during the period.

       The Company experienced positive cash flows from financing activities of $28.0 million for the six months ended June 27, 1998. The positive cash flows were attributable primarily to $23.1 million in net borrowings on the Company's line of credit as well as $6.7 million in cash received from employees for the exercise of stock options and purchases under the employee stock purchase plan. Certain of the options exercised resulted in an additional tax benefit to the Company of $9.8 million which is included in additional paid in capital.

       On July 30, 1998, the Company announced a strategic restructuring program in which the Company expects to take a charge of between $4 million and $6
     million in the third quarter.   This charge will include certain personnel
     costs, the termination of certain leases, the consolidation of facilities and the write down of certain assets.

          The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $10.0 million in capital expenditures in the next twelve months principally to upgrade its computer system. On August 6, 1998 the Company announced a stock repurchase program for the repurchase of up to 200,000 shares of its Common Stock. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years. The Company does not believe that these payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the cash flow from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

     The Company is currently reviewing its IT infrastructure for year 2000 considerations and capacity given the recent growth and anticipated growth in the next five years. Three significant IT projects are currently underway to expand and improve the Company's IT capabilities. The Company expects to use internal resources to address its Year 2000 compliance issues and does not expect that the costs of bringing its system into compliance will have a material adverse affect on its financial condition or results of operations.

     RECENT ACQUISITIONS

     Exad Galons   On March 12, 1998, the Company, through a wholly-owned
     subsidiary, acquired all of the outstanding stock of Exad Galons, a French
     corporation ("Exad"), for $5.0 million in cash.   Exad is a business
     process and information technology consulting firm headquartered in Paris France.

     Hackenberg & Partner On March 25, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of Hackenberg & Partner, a German corporation

     ("Hackenberg"), for $3.2 million in cash. Based in Starnberg, Germany, Hackenberg provides business application, networking and database services and specializes in custom-developed solutions and Peoplesoft implementations.

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

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended June 28, 1997 and June 27, 1998 would not materially differ from Renaissance's reported results of operations.


     RECENTLY ENACTED ACCOUNTING STANDARD

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended June 28, 1997 and June 27, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(74) and $118, respectively, and gains (losses) on available-for-sale securities of $(1) and $0, respectively. For the six months ended June 28, 1997 and June 27, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(185) and $81, respectively, and gains (losses) on available-for-sale securities of $(3) and $(0), respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for all periods presented. Disclosure of this information for interim periods is not required in the year of adoption.

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


     PART II.   OTHER INFORMATION

     Item 1 - Legal Proceedings
     Not applicable

     Item 2 - Change in Securities
     Not applicable.

     Item 3 - Defaults Upon Senior Securities
     Not applicable

     Item 4 - Submission of Matters to a Vote of Security Holders
     On May 28, 1998 the Company held its Annual Meeting of Stockholders. At the meeting the following proposals were voted on as follows:
     1. Election of G. Drew Conway as a Class III director - Votes were 46,201,091 for and 1,097,231 withheld.
     2. Approval of an increase in the number of shares of common stock available for issuance under the Company's 1996 Stock Plan. Votes were 30,882,818 for, 13,693,393 against, 24,129 absentions and 2,697,982 broker non-votes.
     3. Approval of amendments to the Company's 1996 Employee Stock Purchase Plan. Votes were 43,408,845 for, 1,166,530 against, 24,965 abstentions and 2,697,982 broker non-votes.
     4. Approval of the adoption of the 1998 Directors Stock Plan. Votes were 32,416,551 for, 12,116,957 against, 66,832 abstentions and 2,697,982 broker non-votes.

     Item 5 - Other Information

     Under the Company's By-laws, stockholders who wish to make a proposal at the 1999 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no earlier than February 27, 1999 and not later than March 29, 1999. Under recent changes to the Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by March 29, 1999, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting nonwithstanding the Company's By-laws.

     Item 6 - Exhibits and Reports on Form 8-K

     a.  See Exhibit Index, Page 15
     b.  Reports on Form  8-K
         Reports on Forms 8-K, 8-K and 8-K/A related to the Company's acquisitions of Neoglyphics Media Corporation and Triad Data, Inc. were filed on April 15, 1998, June 5, 1998 and June 15, 1998, respectively. The Forms included a summary of the transactions, one month of combined financial activity through May 2, 1998, and two years of audited financial statements of Neoglyphics and Triad and the required proforma financial information.


                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RENAISSANCE WORLDWIDE, INC.
                                        (Registrant)

     Date:   August 11, 1998      By:   /s/ G. Drew Conway
                                  --------------------------
                                          G. Drew Conway, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

     Date:   August 11, 1998      By:   /s/ Robert E. Foley
                                     ---------------------------
                                          Robert E. Foley, Chief Financial
                                          Officer
                                          (Principal Financial and
                                          Accounting Officer)

                          RENAISSANCE WORLDWIDE, INC.
                                 EXHIBIT INDEX


Exhibit                                                          Page

10.5            Amended and Restated Accounts Receivable
                Management and Security Agreement dated as of April 9, 1998 with BNY Financial Corporation.

27              Financial Data Schedule