Form 10-Q
period 1998-09-26
RENAISSANCE WORLDWIDE INC
filed 1998-11-10
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q




(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended      September 26, 1998
                                         ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ___________________to____________________


                     Commission File Number 0-28192
                                            -------


                          RENAISSANCE WORLDWIDE, INC.

            (Exact name of registrant as specified in its charter)



MASSACHUSETTS                                       04-2920563
-----------------------                   ---------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)


                               189 WELLS AVENUE
                               NEWTON, MA  02459
                                 (617)527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X    NO
                                          ---      ---

As of November 9, 1998, there were 55,985,823 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.


                              INDEX TO FORM 10-Q



                                                                                    Page
                                                                                  --------
PART I           FINANCIAL INFORMATION

 Item 1.         Financial Statements
                 Condensed Consolidated Balance Sheet at December 27, 1997          3
                 and September 26, 1998 (unaudited)

                 Condensed Consolidated Statement of Operations for the three       4
                 and nine months ended September 27, 1997 and
                 September 26, 1998 (unaudited)

                 Condensed Consolidated Statement of Cash Flows for the             5
                 nine months ended September 27, 1997 and
                 September 26, 1998 (unaudited)

                 Notes to unaudited condensed consolidated financial statements     6

 Item 2.         Management's Discussion and Analysis of Financial Condition       10
                 and Results of Operations

PART II.         OTHER INFORMATION                                                 16

                 SIGNATURES                                                        16

                 EXHIBIT INDEX                                                     17


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

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                  DECEMBER 27,    SEPTEMBER 26,
                                                      1997            1998
                                                                   (UNAUDITED)
ASSETS
Current assets
  Cash and cash equivalents                       $  19,956         $   6,172
  Marketable securities                               5,867                 -
  Accounts receivable, net                          153,994           216,036
  Notes receivable                                    1,706             2,103
  Deferred income taxes                               2,167             2,167
  Other current assets                                7,408            21,126
                                                  ---------         ---------
          Total current assets                      191,098           247,604
Fixed assets, net                                    26,731            31,781
Notes receivable from officers                          108               670
Goodwill and other intangible assets                 94,343           111,197
Other assets                                          3,042            12,450
Deferred income taxes                                   855               840
                                                  ---------         ---------
          Total assets                            $ 316,177         $ 404,542
                                                  =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit                                  $  43,300         $  85,979
  Current portion of long-term debt                   3,076               794
  Accounts payable                                   13,101            11,580
  Accrued salaries and wages                         13,249            18,477
  Other accrued expenses                             41,550            51,307
  Deferred income taxes                               1,411             3,580
                                                  ---------         ---------
          Total current liabilities                 115,687           171,717
Deferred income taxes                                 2,535             4,906
Long-term debt                                        3,645             4,323
Other liabilities                                       415             1,209
                                                  ---------         ---------
          Total liabilities                         122,282           182,155
Commitments and contingencies
Stockholders' equity
  Common stock                                        4,725             4,725
  Treasury stock                                          -            (2,546)
  Additional paid-in capital                        160,743           181,233
  Notes receivable from stockholders                   (476)             (476)
  Retained earnings                                  28,704            39,329
  Unrealized gain on investments                         22                 -
  Cumulative translation adjustment                     177               122
                                                  ---------         ---------
          Total stockholders' equity                193,895           222,387
                                                  ---------         ---------
                                                  $ 316,177         $ 404,542
                                                  =========         =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            FOR THE QUARTER ENDED             FOR THE NINE MONTHS ENDED
                                         SEPT. 27,          SEPT. 26,          SEPT. 27,          SEPT. 26,
                                            1997              1998               1997               1998
Revenue                                   $155,955          $209,073           $426,580           $580,904
Cost of revenue                            104,555           137,681            294,366            384,142
                                          --------          --------           --------           --------
                                            51,400            71,392            132,214            196,762
Selling, general and administrative
 expenses                                   37,793            51,297            100,236            147,959

Restructuring charges and other asset
 writedowns                                 -                  8,980             -                   8,980
Acquisition-related expenses                11,450             -                 11,050              6,904
                                          --------          --------           --------           --------
Income from operations                       2,157            11,115             20,928             32,919
Interest and other income (expense),
 net                                          (144)           (1,811)               613             (3,743)
                                          --------          --------           --------           --------
Income before taxes                          2,013             9,304             21,541             29,176
Income tax provision                         4,738             3,703             12,458             18,551
                                          --------          --------           --------           --------
Net income (loss)                         $ (2,725)         $  5,601           $  9,083           $ 10,625
                                          ========          ========           ========           ========
Basic earnings (loss) per share           $  (0.05)         $   0.10           $   0.17           $   0.19
Weighted average common shares - basic      54,463            55,544             53,462             55,318
Diluted earnings (loss) per share         $  (0.05)         $   0.10           $   0.16           $   0.18

Weighted average common and potential
 common shares outstanding-diluted          54,463            57,496             56,846             58,088


  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                               SEPT. 27,          SEPT. 26,
                                                                 1997              1998
Cash flows from operating activities:
   Net income                                                    $   9,083       $  10,625
   Adjustments to reconcile net income to net cash
   used for operating activities
      Depreciation and amortization                                  4,630           6,785
      Deferred income taxes                                           (244)          4,612
      Changes in operating assets and liabilities:
       Accounts receivable                                         (51,386)        (57,416)
       Other current assets                                         (3,310)         (4,117)
       Other assets                                                 (1,677)         (9,336)
       Accounts payable                                              2,004          (1,957)
       Accrued expenses                                              9,117           9,586
       Accrued salaries and wages                                    2,497           6,855
       Income taxes payable                                            (76)         -
       Other liabilities                                            (1,243)            700
                                                                 ---------       ---------
Net cash used for operating activities                             (30,605)        (33,663)
                                                                 ---------       ---------
Cash flows from investing activities
   Cash disbursed for acquisitions, net of cash acquired           (73,165)        (22,992)
   Net increase in notes receivable from officers                       76            (420)
   Change in notes receivable                                       (1,689)           (390)
   Purchase of marketable securities                               (22,920)         -
   Sales and maturities of marketable securities                    28,438           5,845
   Purchases of fixed assets                                        (7,965)         (8,843)
                                                                 ---------       ---------
               Net cash used for investing activities              (77,225)        (26,800)
                                                                 ---------       ---------
Cash flows from financing activities
   Cash proceeds from issuance of common stock                      53,671          -
   Proceeds from reissuance of treasury stock                        1,920          -
   Repurchase of common stock                                         -             (2,546)
   Cash proceeds from exercise of stock options                      2,119           5,728
   Cash proceeds from stock purchase plan                            1,882           4,873
   Net borrowings (repayments) on line of credit                     6,530          40,886
   Principal payments on long-term debt                             (5,222)         (5,866)
   Proceeds from reissuance of long term debt                          212           3,651
   Distributions                                                    (2,000)         -
                                                                 ---------       ---------
               Net cash provided by financing activities            59,112          46,726
                                                                 ---------       ---------
   Effect of exchange rate changes on cash and cash
    equivalents                                                       (375)            (47)
                                                                 ---------       ---------
Net decrease in cash and cash equivalents                          (49,093)        (13,784)
Cash and cash equivalents, beginning of period                      58,638          19,956
                                                                 ---------       ---------
Cash and cash equivalents, end of period                         $   9,545       $   6,172
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

     Basis of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On July 31, 1997, November 26, 1997, March 31, 1998 and April 2, 1998 the Company completed the mergers with Renaissance Solutions, Inc. ("RSI"), The Hunter Group ("Hunter"), Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of the Company, RSI, Hunter, Neoglyphics and Triad for all periods presented. On March 12, 1998 and March 25, 1998, the Company competed the acquisitions of the capital stock of Exad Galons and Hackenberg & Partner in transactions accounted for as purchases. Results of operations for these entities have been included in the results of operations from the date of acquisition. All intercompany balances and transactions have been eliminated.

     Interim Financial Statements
     Effective as of December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The condensed consolidated balance sheet at September 26, 1998 and condensed consolidated statements of operations and of cash flows for the three and nine month periods ended September 27, 1997 and September 26, 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 26, 1998 are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the transition period ended December 27, 1997 which are contained in the Company's 1997 Transition Report on Form 10-K, and Forms 8-K/A and 8-K filed with the Securities and Exchange Commission on June 15, 1998 and November 6, 1998, respectively .

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

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of the weighted average common shares outstanding is as follows: (in thousands)

---------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED               NINE MONTHS ENDED
---------------------------------------------------------------------------------------------
                                    SEPT. 27,       SEPT. 26,       SEPT. 27,       SEPT. 26,
                                      1997            1998            1997            1998
---------------------------------------------------------------------------------------------
Weighted average number of common
 shares outstanding - basic           54,463          55,544          53,462          55,318
---------------------------------------------------------------------------------------------
Assumed exercise of stock options,
 using the treasury stock method           0           1,497           3,384           2,467
---------------------------------------------------------------------------------------------
Escrow shares related to
 acquistions                               0             455               0             303
---------------------------------------------------------------------------------------------
Weighted average number of common
 and potential common shares
 outstanding - dilutive               54,463          57,496          56,846          58,088
---------------------------------------------------------------------------------------------

     Recently enacted accounting standards

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended September 27, 1997 and September 26, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(249,000) and $(128,000), respectively, and gains on available-for-sale securities of $45,000 and $0, respectively. For the nine months ended September 27, 1997 and September 26, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(434,000) and $(47,000), respectively, and gains on available-for-sale securities of $126,000 and $0, respectively.

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

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the three and nine month periods ended September 27, 1997 and the nine month period ended September 26, 1998, would not materially differ from Renaissance's reported results of operations.

4.   ACQUISITION OF SUBSIDIARIES - POOLINGS OF INTERESTS

     On March 31, 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation. Neoglyphics is a Internet development and applications company based in Chicago, Illinois and augments the e-commerce business unit of the Solutions Group. Pursuant to the agreement, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock.
     Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

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

     In total 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6.9 million in acquisition-related expenses during the period related to these transactions. These costs are disclosed as a separate line in the statement of operations for the period.

RENAISSANCE WORLDWIDE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   RESTRUCTURING CHARGES AND OTHER ASSET WRITEDOWNS

     During the quarter ended September 26, 1998, the Company implemented a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities and processes. This plan resulted in charges totaling $8,980,000 in the quarter. Charges of $3,528,000 were recorded to write down non performing assets, $1,254,000 for ongoing lease payments in excess of estimated sublease income for facilities to be vacated as a result of the restructuring, and employee severence and other payments of $4,198,000 related to the restructuring, including amounts owed under recruiting contracts for individuals or positions which were terminated.

     The following is an analysis of the significant components of the restructuring and other charges:

                                DISCONTINUANCE
                                     AND                          WRITEDOWN OF
                                CONSOLIDATION    SEVERENCE AND    EQUIPMENT AND
                                  OF OFFICES      OTHER COSTS     OTHER ASSETS    TOTAL COSTS
Total restructuring and other
 asset writedowns                $1,254,000       $4,198,000       $3,528,000      $8,980,000
Non-cash costs                            _          637,000        3,528,000       4,165,000
Amounts paid                              _          898,000                _         898,000
                               ---------------------------------------------------------------
Accrued, September 26, 1998      $1,254,000       $2,663,000       $        _      $3,917,000
                               ---------------------------------------------------------------


     The Company currently expects this restructuring accrual to be utilized, primarily through cash disbursements, through the quarter ending June 26, 1999.

6.   STOCK REPURCHASE

     During the quarter ended September 26, 1998, the Company announced and completed a stock repurchase program whereby it repurchased 200,000 shares of common stock at a weighted average price of $12.73. The repurchased shares are included in treasury stock at September 26, 1998.

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPT. 27,     SEPT. 26,      SEPT. 27,     SEPT. 26,
                                                1997          1998           1997          1998
Revenue                                       100.0%        100.0%         100.0%        100.0%
Cost of revenue                                67.0          65.9           69.0          66.1
                                             ---------     ---------      ---------     ---------
Gross profit                                   33.0          34.1           31.0          33.9
Selling, general and administrative
  expenses                                     24.2          24.5           23.5          25.5
Restructuring charges and other asset
  writedowns                                      -           4.3              -           1.5
Acquisition-related expenses                    7.4             -            2.6           1.2
                                             ---------     ---------      ---------     ---------
Income from operations                          1.4           5.3            4.9           5.7
Interest and other income (expense), net       (0.1)         (0.8)           0.1          (0.7)
                                             ---------     ---------      ---------     ---------
Income before taxes                             1.3           4.5            5.0           5.0
Income tax provision                            3.0           1.8            2.9           3.2
                                             ---------     ---------      ---------     ---------
Net income (loss)                              (1.7)%         2.7%           2.1%          1.8%
                                             =========     =========      =========     =========


THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998

Revenue. Revenue increased 34% to $209.1 million for the third quarter of fiscal 1998 from $156.0 million in the third quarter of fiscal 1997. This increase was attributable primarily to a 93% increase in the revenue of the Company's Solutions Group as compared with the prior period. This increase is due to organic growth, the addition of the Solutions acquisitions in the first fiscal quarter of 1998 and the redeployment of services and strategy consultants into the solutions group in mid 1997 as well as the first quarter of 1998 in response to increasing demand and new solutions offerings developed in this segment. Revenue of the Services Group also increased 18% in the quarter resulting in a greater number of IT consultants being placed with the Company's clients during the period. In addition, revenues of the Company's Strategy Group increased 12% as compared with the comparable prior period due primarily to organic growth.

Gross Profit. Gross profit increased 39% to $71.4 million for the third quarter of fiscal 1998 from $51.4 million in the comparable prior period. As a percentage of revenue, gross profit increased to 34.1% for the period compared to 33.0% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic, management and solutions consulting engagements and the increased utilization of salaried consultants compared with the prior period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 36% to $51.3 million for the third quarter of fiscal 1998 from $37.8 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 24.5% from 24.2% for the comparable prior period. This increase was attributable primarily to the costs of the integration of and redundant processes in the acquisitions of the past year, as well as the investments in the Company's infrastructure to accommodate the growth of the past year.

Restructuring Charges and Other Asset Writedowns: Restructuring charges and other asset writedowns of $8,980,000 for the third quarter of fiscal 1998 were incurred in connection with a restructuring plan which was designed to focus the Company on the new corporate strategy and eliminate redundant facilities and processes. There were no such costs in the third quarter of fiscal 1997.

Acquisition-related expenses: Acquisition related expenses of $11.5 million for the third quarter of fiscal 1997 were incurred in connection with the Renaissance Solutions, Inc. acquisition. There were no pooling-of-interest acquisitions in the third quarter of fiscal 1998.

Interest and Other Income(Expense), Net. Interest and other income(expense), net, decreased to $1.8 million in expense for third quarter of fiscal 1998 from $144,000 in expense for the comparable prior period. This change was a result of increased balances under the Company's line of credit due to payments for acquisitions made in the year, other contingent payments made for 1997 acquisitions as well as increased working capital needs.

NINE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 26, 1998

Revenue. Revenue increased 36% to $580.9 million for the first nine months of fiscal 1998 from $426.6 million in the first nine months of fiscal 1997. This increase was attributable primarily to a 120% increase in the revenue of the Company's Solutions Group compared with the prior period due to primarily to organic growth, the addition of the Eligibility Management Services acquisition in August of 1997 and the Hackenberg and Exad Galons acquisitions in Q1 of fiscal 1998. In addition, revenues increased due to the redeployment of services and strategy consultants into the solutions group in response to increasing demand and new solutions offerings developed in this segment. Revenues of the Company's Strategy Group increased 28% as compared with the comparable prior period primarily to organic growth. The Company's Services Group increased 15% as compared with the prior period resulting in a greater number of IT consultants being placed with the Company's clients during the period.

Gross Profit. Gross profit increased 49% to $196.8 million for the first nine months of fiscal 1998 from $132.2 million in the comparable prior period. As a percentage of revenue, gross profit increased to 33.9% for the period compared to 31.0% for the comparable prior period. The increase in gross margin percentage was attributable to increases in the number of higher margin strategic, management and solutions consulting engagements resulting from both acquisitions in the solutions consulting services area as well as internal growth and the increased utilization of staff IT consultants compared with the prior period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 48% to $148.0 million for the first nine months of fiscal 1998 from $100.2 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 25.5% from 23.5% for the comparable prior period. This increase was attributable primarily to the costs of the integration of and redundant processes in the recently added acquisitions, as well as the investments in the Company's infrastructure to accommodate the growth of the past year.

Restructuring Charges and Other Asset Writedowns: Restructuring charges and other asset writedowns of $8,980,000 for the nine months ended September 26, 1998 were incurred in connection with a restructuring plan which was designed to focus the Company on the new corporate strategy and eliminate redundant facilities and processes. There were no such costs in the first nine months of fiscal 1997.

Acquisition-related expenses: Acquisition-related expenses of $6.9 million for the first nine months of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions. Acquisition-related expenses of $11.1 million for the first nine months of fiscal 1997 were incurred prmarily in connection with the Renaissance Solutions, Inc. acquisition.

Interest and Other Income (Expense), Net. Interest and other income (expense), net, decreased to $3.7 million in expense for the first nine months of fiscal 1998 from $613,000 in income for the comparable prior period. This change was a result of increased balances in the Company's line of credit due to payments for acquisitions made during the fiscal year, other contingent payments made for 1997 acquisitions as well as increased working capital needs.

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

     As of September 26, 1998, there was $83.5 million outstanding under the Line of Credit. The Company is currently working with the Bank on a new credit facility and in conjunction with these negotiations the Bank has verbally authorized an increase in the Line to $90.0 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternative base rate plus 0.5% at the Company's option.

     The Company had negative cash flows from operations of $33.7 million for the nine months ended September 26, 1998. The negative operating cash flows were due primarily to a $57.4 million increase in accounts receivable in the period due to revenue increases in the period as well as an increase in contracts with deliverable based or monthly invoicing cycles. In addition, operating cash flows were impacted by a $9.3 million increase in other assets due primarily to a $10.0 million deposit paid for new facilities in the U.K. Offsetting these cash outflows were a $6.9 million increase in accrued salaries and wages due to the timing of payroll and payroll tax related payments and a $9.6 million increase in other accrued expenses related primarily to the restructuring charge accruals. Other changes in accounts payable and current assets relate primarily to the timing of payments made at the end of each reporting period.

     The Company experienced negative cash flows from investing activities of $26.8 million for the nine months ended September 26, 1998. The negative investing cash flows were attributable to $23.0 million in net payments made for acquisitions and acquisition-related contingent consideration during the period and $8.8 million in fixed asset purchases during the period. These decreases were offset by the sale and maturities of $5.9 million in marketable securities during the period.

     The Company experienced positive cash flows from financing activities of $46.7 million for the nine months ended September 26, 1998. The positive cash flows were attributable primarily to $40.9 million in net borrowings on the Company's line of credit as well as $10.6 million in cash received from employees for the exercise of stock options and purchases under the employee stock purchase plan. Certain of the options exercised resulted in an additional tax benefit to the Company of $10.0 million which is included in additional paid in capital and other current assets at September 26, 1998. Offsetting these cash inflows were payments of $2.6 million related to the Company's stock repurchase program whereby the Company repurchased 200,000 shares of its Common Stock at an average market price of $12.73.

     During the quarter ended September 26, 1998, the Company implemented a restructuring plan which was designed to focus the Company on the new corporate strategy and eliminate redundant facilities and processes. This implementation resulted in charges totaling $8,980,000 in the quarter. Charges of $3,528,000 were recorded to write down non performing assets, $1,254,000 for ongoing lease payments in excess of sublease income for facilities to be vacated as a result of the restructuring, and employee severence and other payments of $4,198,000 related to the restructuring, including amounts owed under recruiting contracts for individuals or positions which were terminated. The Company anticipates future savings of approximately $7.5 million in fiscal 1999 as a result of this restructuring effort.

     The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $12.5 million in capital expenditures in the next twelve months principally to upgrade its computer system. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that the cash flow from operations and borrowings under the new line of credit being negotiated, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months

IMPACT OF YEAR 2000 ISSUES

     The Year 2000 problem arose because many computer programs use only the last two digits to refer to a year. Therefore, date-sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmatic operations, comparisons or sorting of date fields may begin yielding incorrect results. The Year 2000 problem could potentially cause a system failure or miscalculations that could disrupt the Company's operations.

The Company's state of readiness.  The Company has developed Year 2000
--------------------------------
remediation plan that involves three overlapping phases.

In the catalog phase, the Company has created an index of Year 2000 issues broken down into three functional areas:

 .    Applications and information technology (IT) equipment  This area includes all mainframe, network and desktop hardware and software, including custom and packaged applications and IT embedded systems.

 .    Non-information technology (non-IT) embedded systems  These systems include non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems, typically include embedded technology, such as microcontrollers.

 .    Vendor and customer relationships  These include significant third-party vendors and suppliers of goods and services, as well as vendor and supplier interfaces. These also include customers of the Company's products and services as well as customer interfaces and accounts receivable.

The Company has substantially completed the catalog phase and plans to be fully completed by November 30, 1998.

In the analysis phase, the Company is evaluating the catalogued items for Year 2000 compliance, determining the remediation method and resources required and developing an implementation plan. A significant portion of the analysis phase is complete. The Company expects to complete the analysis phase by December 30, 1998.

In the implementation phase, the Company will execute the implementation plan for all applicable hardware and software, interfaces and systems. This phase will involve testing the changes, using the changed procedures in actual operations, testing in a Year 200-simulated environment and vendor and customer interface testing. After implementation, the Company intends to conduct live testing in March 1999. The implementation phase, including testing for certain critical applications, has commenced and is expected to be completed by March 31, 1999 for applications and IT equipment and non-IT embedded systems. All other components of the implementation phase are expected to be completed by July 1, 1999.

The Company's remediation plan for its Year 2000 issues is an ongoing process and the estimated completion dates above are subject to change.

The Risk of the Company's Year 2000 Issues.    Generally, the Company has
---------------------------------------------
completed an assessment of Year 2000 issues with respect to its business systems and has already begun to take actions to ensure their compliance. Plans and associated milestones are being executed to ensure that those business systems not currently certified as compliant are either upgraded to certified status or replaced well in advance of December 31, 1999. Based upon the completed assessment, management does not expect that the costs of bringing the Company's systems into compliance with Year 2000 to have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company does not believe that it is subject to significant business risks related to it customers' and suppliers' Year 2000 efforts.

The Company's Contingency Plan.  The Company does not currently have
-------------------------------
contingency plans with respect to the Year 2000 problem. If the Company's implementation efforts fail or are no longer on schedule for completion, the Company will divert its resources to contingency planning.

Costs to Address the Company's Year 2000 Issue:  The total cost of the
-----------------------------------------------
Company's remediation plan is estimated at approximately $500,000 and is being funded through operating cash flows. To manage the cash flow effects of these incremental costs, the Company has increased the IT operating and capital budgets accordingly. Of the total cost, approximately $450,000 is attributable to new hardware and software that will be capitalized. The remainder will be expensed as incurred. It is impossible for the Company to completely account for the costs incurred in its remediation effort as many of its employees have focused and will continue to focus significant efforts in evaluating the Company's Year 2000 state of readiness and in remediating problems that have arisen, and will continue to arise, from such evaluation.

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

The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the periods ended September 27, 1997 and September 26, 1998 would not materially differ from Renaissance's reported results of operations.

RECENTLY ENACTED ACCOUNTING STANDARD

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" ("SFAS 130"). This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholder's equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended September 27, 1997 and September 26, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(249,000) and $(128,000), respectively, and gains on available-for-sale securities of $45,000 and $0, respectively. For the nine months ended September 27, 1997 and September 26, 1998, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(434,000) and $(47,000), respectively, and gains on available-for-sale securities of $126,000 and $0, respectively.

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

Item 3 - Defaults Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

UNDER THE COMPANY'S BY-LAWS, STOCKHOLDERS WHO WISH TO MAKE A PROPOSAL AT THE 1999 ANNUAL MEETING OTHER THAN ONE THAT WILL BE INCLUDED IN THE COMPANY'S PROXY MATERIALS MUST NOTIFY THE COMPANY NO EARLIER THAN FEBRUARY 27, 1999 AND NOT LATER THAN MARCH 29, 1999. UNDER RECENT CHANGES TO THE FEDERAL PROXY RULES, IF A STOCKHOLDER WHO WISHES TO PRESENT SUCH A PROPOSAL FAILS TO NOTIFY THE COMPANY BY MARCH 29, 1999, THEN THE PROXIES THAT MANAGEMENT SOLICITS FOR THE 1999 ANNUAL MEETING WILL INCLUDE DISCRETIONARY AUTHORITY TO VOTE ON THE STOCKHOLDER'S PROPOSAL IN THE EVENT IT IS PROPERLY BROUGHT BEFORE THE MEETING NONWITHSTANDING THE COMPANY'S BY-LAWS.

Item 6 - Exhibits and Reports on Form 8-K

a.  See Exhibit Index, Page 17
b.  Reports on Form  8-K
    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RENAISSANCE WORLDWIDE, INC.
                                  (Registrant)

Date: November 10, 1998           By: /s/ G. Drew Conway
                                  --------------------------
                                  G. Drew Conway, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: November 10, 1998           By: /s/ Robert E. Foley
                                  ---------------------------
                                  Robert E. Foley, Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                          RENAISSANCE WORLDWIDE, INC.

                                 EXHIBIT INDEX

Exhibit                                                                   Page
27              Financial Data Schedule