Form 10-K
period 1998-12-26
RENAISSANCE WORLDWIDE INC
filed 1999-03-26
CIK 1012123

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 26, 1998

                        Commission file number 0-28192

                          Renaissance Worldwide, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                                 Massachusetts
                         (State or other jurisdiction
                       of incorporation or organization)

                                  04-2920563
                               (I.R.S. Employer
                              Identification No.)

                               189 Wells Avenue
                          Newton, Massachusetts 02459
                                (617) 527-6886
   (Address, including ZIP Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [_] NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [_]

  Based on the closing sales price of the registrant's Common Stock on the Nasdaq National Market on March 25, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $183,215,000.

  The number of shares of the registrant's Common Stock outstanding on March 25, 1999 was 56,236,319.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION
    WITH ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 27, 1999 ARE
                   INCORPORATED BY REFERENCE INTO PART III.

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

Overview

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a global provider of business and technology consulting services in the areas of business strategy, enterprise solutions, government solutions, and IT consulting services. The Company has rapidly evolved since its initial public offering in June 1996, primarily through strategic acquisitions. In connection with this rapid growth and evolution, in January 1998 the Company changed its name from The Registry, Inc. to Renaissance Worldwide, Inc. to reflect its broader scope of services, and its increasing international presence.

  From June 1996 through December 1998, the Company acquired twenty-three companies. During fiscal 1998, the Company restructured its operations into four redefined business units to better align these acquisitions. Additional senior management was appointed to operate these units and the back office support operations were reorganized to better meet individual business unit needs. The four business units currently operating are Business Strategy Group, Enterprise Solutions Group, Government Solutions Group and Information Technology Consulting Services Group.

The Company

  Renaissance provides business and technology consulting services primarily to Global 2000 companies and to a lesser extent other businesses around the world. The Company maintains offices in North America, Europe, and the Asia-Pacific region.

 Business Strategy Group

  The Business Strategy Group ("BSG") provides strategy development and implementation consulting services to large organizations primarily in the global telecommunications, computing, and energy industries. The group offers services in three principal categories: strategic destination, strategic navigation and strategic mobilization consulting.

 Enterprise Solutions Group

  The Enterprise Solutions Group ("ES") provides business and technology solutions designed to integrate leading edge processes and technologies. In 1998 the Company added to the Enterprise Solutions Group through the acquisitions of Neoglyphics Media, Inc. in Chicago, Exad Galons in France, and Hackenberg & Partner in Germany. The Enterprise Solutions Group's principal offerings fall into five categories: enterprise performance management; enterprise applications; E-Business; technology integration; and outsourced enterprise systems.

 Government Solutions Group

  The Government Solutions Group ("GOVT") provides technology solutions to the public sector, primarily in the areas of strategy, systems integration and electronic solutions. In June 1998, the Company acquired

International Public Access Technologies ("IPAT") which added significant resources and competencies to the Government Solutions Group. Technology solution competencies are focused around Public Assistance, Child Support Enforcement, Child Welfare, Managed Care, Employment and Training, Administration, Tax and Revenue Processing, and Courts and Judicial Systems Automation.

 Information Technology Consulting Services Group

  The Information Technology Consulting Services Group ("ITCS") provides services designed to assist clients in design, implementation and/or support of IT applications. The ITCS was expanded in 1998 through the acquisition of Triad Data, Inc. in April. ITCS focuses principally on 3 service areas: IT staffing and project management; network systems strategy, planning and infrastructure design and support; and IT Transformation, including strategy, planning and architecture, as well as Y2K oriented initiatives. ITCS services are built around five technology sectors: workgroup/desktop; legacy systems; network and communications; database design and development; and Internet/www.

Business Strategy Group

  The Business Strategy Group provides strategy development and implementation consulting services to large organizations primarily in the global telecommunications, computing and energy industries. During the twelve months ending December 26, 1998, the BSG accounted for approximately 8% of the Company's revenue.

 Service Offerings

  The BSG's emphasis is helping clients reshape their enterprise and the industries in which they compete. The Group offers three classes of services:

  . Strategic Destination. Strategic destination consulting services are designed to formulate competitive, market, customer, and product strategies for the client. The BSG's capabilities include determining the future dynamics of a client's industry and the transformation required in the client's business, economic, and organizational models to succeed as the industry evolves. BSG also helps clients identify and exploit growth opportunities and enhance performance through competitive benchmarking.

  . Strategic Navigation. Strategic navigation consulting services are designed to help clients navigate to new strategic destinations. The key service offering is the Renaissance Balanced Scorecard.TM This is a defined methodology designed to align the client's strategy with its organization, leverage enterprise knowledge, connect people and processes for rapid strategy implementation, and allow continuous organizational learning.

  . Strategic Mobilization. Strategic mobilization consulting services are designed to enhance client competitiveness by harnessing individual and enterprise knowledge about processes, products, and customers. Through performance modeling around the behavior of high performers, BSG helps clients reengineer their processes to translate strategy into action.

Enterprise Solutions Group

  The Enterprise Solutions Group includes the services and operations of The Hunter Group, Inc., Neoglyphics Media, Inc., and other solutions services developed under the Renaissance brand. During the twelve month period ending December 26, 1998, The ES accounted for approximately 21% of the Company's revenue.

 Service Offerings

  ES provides business and technology solutions that integrate leading edge processes and technologies. Its principal offerings fall into five categories: enterprise performance management; enterprise applications; E-Business; technology integration; and outsourced enterprise systems.

  . Enterprise Performance Management: ES provides focused expertise designed to enhance enterprise performance in four key ways: align and implement strategies; innovate business processes; deploy key technologies; and mobilize people. Services include Business Transformation, the Renaissance Balanced ScorecardTM, Knowledge Management, and IT Strategies. Each emphasizes the effective integration of strategy, technology, knowledge, and people as essential to the clients' success.

  . Enterprise Applications. These services include planning, selecting, implementing, supporting and managing our clients' front-office and back-office environments. ES provides comprehensive implementation services for complex software packages, including back office systems for human resources, financials, manufacturing and supply chain; front-office systems for customer management, sales, marketing and call centers; and student administration systems for higher education institutions.

  . E-Business. ES provides strategic Internet services for clients, including Internet/Intranet development, custom application development, web-enabling legacy systems, and web-site interface design. ES focuses on E-Business strategy and implementation, E-Marketing, and enterprise self services systems.

  . Technology Integration. ES links disparate enterprise application systems thereby providing an integrated information flow and data warehouse to support enterprise performance goals. ES technology specialists support the system's life cycle with consulting services that span strategy, architecture and design, implementation and post-implementation activities.

  . Outsourced Enterprise Systems. ES provides a comprehensive set of services designed to support client enterprise systems. These services include help desk and application support, software upgrades and modifications, and IT infrastructure outsourcing. These services are designed to enable clients to maintain IT operations that keep pace with rapid technological change.

Government Solutions Group

  The Government Solutions Group provides specialized management and IT consulting services to federal, state and municipal government clients. During the twelve month period ending December 26, 1998, The GOVT group accounted for 3% of the Company's revenue.

 Service Offerings

  Renaissance GOVT professionals address the requirements particular to the public sector with management and technology consulting and systems integration and electronic solutions in the following areas:

 Core Competencies:

  . Public Assistance (TANF, Welfare Reform, Medicaid, Child Care)

  . Child Support Enforcement

  . Child Welfare

  . Managed Care (Health Care)

  . Employment and Training (Labor)

  . Administration (Payroll, HR, Retirement)

  . Tax and Revenue Processing

  . Courts and Judicial Systems Automation

IT Consulting Services Group

  The ITCS provides consulting services to assist clients in the design, implementation, and support of IT applications. During the fiscal year ended December 26, 1998, the ITCS group accounted for approximately 68% of the Company's revenue.

 Service Offerings

  . IT Staffing and Project Management. The ITCS provides IT supplemental staffing and project management services on a contract basis for application development and software engineering. The ITCS technology professionals, billed primarily on an hourly basis, typically work on implementation, integration and development engagements lasting from six to twelve months under the direction of the client.

  . Network Solutions. The network solutions area provides a range of full life cycle services including Infrastructure Readiness, Implementation, and Management and Operations. Infrastructure Readiness services are designed to ensure that a client's network and systems infrastructures are capable of supporting their key business initiatives. Implementation services provide clients with project teams of certified implementation resources and project managers to help compress implementation time frames and improve the quality of key infrastructure project deliverables. Management and Operations services provide clients with the tools and resources to improve and manage their existing network and systems infrastructures.

  . IT Transformation. These services include: IT Strategy and Management; IT
    Architecture, including outsourcing analyses and architecture and migration strategies; Year 2000 Strategy and Implementation, focused on obtaining year 2000 compliance and certification; and Program Management, designed to promote on-time, on-budget project delivery.

  See Note 18 to the Company's Consolidated Financial Statements for further information about these business units and geographic regions.

Competition

  The market for the Company's consulting services is intensely competitive on local, national, and international levels. The market is fragmented and subject to rapid change. The market is served by numerous management consulting companies, technology consultants, temporary personnel agencies and outsourcing companies, solutions providers, implementers, systems integrators, diversified technology companies (including hardware and software companies), and other service companies, many of which have greater financial, technical, marketing, and other resources and have greater name recognition than the Company. Some of these competitors have a nationwide and/or worldwide presence equivalent to, or greater than, that of the Company. Within any given market, the Company and its competitors frequently compete for the same highly-skilled consultants.

  The Enterprise Solutions and Government Solutions Groups and the IT Consulting Services Group compete for IT professionals. IT professionals, including those who are currently on assignment with the Company, often seek engagements from more than one company. Primary competitive factors for recruiting and retaining such professionals include: compensation, including timeliness of payment; availability of benefits; consistent flow of high quality, varied assignments; schedule flexibility; and an understanding of consultant skills and work preferences. The Business Strategy, Enterprise Solutions and Government Solutions Groups compete for management consultants. Management consultants, who often hold advanced degrees, are in high demand across many business sectors. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; quality, variety and complexity of assignments; opportunity for advancement; and opportunity for professional development.

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

Growth Strategy

  The Company believes that a balance of internal growth and selective acquisitions will best position Renaissance to capitalize on opportunities in the integrated consulting services marketplace. In view of the number of acquisitions completed in the last two years, the Company is currently focused on further developing and integrating those acquisitions. The Company's growth strategy consists of the following primary components:

  . Focus on Profitability. Renaissance management understands that growth is not enough to enhance shareholder value. To increase shareholder value, growth must be managed and controlled to ensure that the growth is profitable. In the second half of 1998 the Company realigned its organization to address this specific issue through four predominant initiatives: incorporation of operational groups (HR, Accounting, Marketing, etc.) within business units to assure accountability; an expense level discipline program; major vendor contract re-negotiation to more fully realize benefits of scale; and tighter utilization management. The 1999 PeopleSoft roll-out is anticipated to provide the Company with vital real-time visibility into financial results.

  . Expand Solutions Business and Increase Scalability. Renaissance management believes that opportunity exists in the Solutions Groups' markets. The Company continues to develop a broad range of services intended to offer considerable value to clients.

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

  . Support, Develop and Continue to Offer Increasing Opportunity to
    Professional Staff. Management believes that Renaissance has assembled a world-class professional staff. A strategic part of growing the organization is the retention of best-in-class individuals and the advancement of leadership at all levels. The expanded organization and history of continued rapid growth have provided professional staff with an array of opportunities and challenges. Management believes that this trend will continue to enhance the Company's efforts to attract and retain top professional talent.

  . Offer Additional Services to Existing Client Base through Current Sales
    Structure. Renaissance intends to continue its practice of developing complementary services. Some of the key initiatives in this area include further development of E-business offerings, expansion of Business Strategy group's industry expertise in the areas of financial services and chemicals, and expansion of international recruiting capabilities.

Client Base

  Renaissance focuses its sales efforts primarily on large organizations with complex business and technology needs. In the year ended December 26, 1998, approximately 18% of the Company's revenue was derived from its top 10 customers, none of which accounted for more than 10% of revenue. The primary industries served by Renaissance are communications, financial services, computing, manufacturing and the public sector.

Employees

  As of December 26, 1998, Renaissance had approximately 6,000 employees, consisting of 2,900 salaried consultants, 2,000 hourly consultants and 1,100 branch, corporate and administrative staff. In addition, the Company had approximately 500 consultants working on an independent contractor basis as of such date. Renaissance is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

Executive Officers of the Registrant

  The executive officers of Renaissance are as follows:

          Name            Age                      Position
          ----            ---                      --------
G. Drew Conway...........  41 President, Chief Executive Officer and Director
Richard L. Bugley........  55 Vice President, General Counsel and Clerk
Mark W. Biscoe...........  38 Co-President, IT Consulting Services Group
Christopher B. Egizi.....  42 Co-President, IT Consulting Services Group
Mark R. Bruneau..........  37 President, Business Strategy Group
Terry L. Hunter..........  51 President, Enterprise Solutions Group and Director
Bradford S. Everett......  48 President, Enterprise Applications
Gene A. DeLucia..........  47 President, Government Solutions Group

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

  Mr. Biscoe has served as Co-President, IT Consulting Service Group, since October 1998, Vice President, Northeast Region, since July 1996, and Vice President, New England, from November 1995 to July 1996. Mr. Biscoe joined the Company in March 1992 and has served as Branch Manager of the Newton office and Manager of the national resource delivery team division of the ITCS Group. From 1990 until 1992, Mr. Biscoe served as Branch Manager of Triple T, Inc., a technical staffing company.

  Mr. Egizi has served as Co-President, IT Consulting Services Group, since October 1998, and Vice President, Midwest Region, since January 1994. Mr. Egizi was a founding staff member of the Company in 1986 and has served as Vice President, Strategic Corporate Services, Branch Manager of the Newton office and Manager of the national resource delivery team division of the ITCS Group.

  Mr. Hunter has served as President of the Enterprise Solutions Group since the acquisition of The Hunter Group, Inc. in November of 1997. Mr. Hunter served as President, Chief Executive Officer and a Director of The Hunter Group, Inc. since its formation in 1983. Prior to founding The Hunter Group, Inc., Mr. Hunter consulted with various companies and software vendors on the design and development of human resources systems.

  Mr. Bruneau has served as President of the Business Strategy Group since October 1998. Prior to October, Mr. Bruneau served as head of the Global Communication and Computing Sector of the Strategy Group. Prior to founding the COBA-Boston subsidiary in 1991, Mr. Bruneau was with Mercer Management Consulting, focusing on industry analysis and competitive strategy development in the computer and telecommunications industries. Before joining Mercer, he was assistant to the President at Bell Canada International, Inc.

  Mr. Everett has served as President of Enterprise Applications since January 1999 and Senior VP and COO for The Hunter Group from 1996 to 1998. He joined The Hunter Group as Vice President for the Western Region and Asia Pacific in 1995. Mr. Everett brings over 24 years of organizational and project management experience to Renaissance in addition to an extensive systems implementation track record. From 1990 to 1995 Mr. Everett served as Vice President of Professional Services for Walker Interactive Systems and from 1988 to 1990 as Senior Manager for Price Waterhouse LLP.

  Mr. DeLucia has served as President and Managing Partner of the Government Solutions Group since 1996. Prior to joining Renaissance, Mr. DeLucia was President of Strategic Visions, Inc. from 1996 to 1998, and President of the Information Technology Division for Maximus, Inc. from 1987 to 1996.

  Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of Renaissance.

ITEM 2. PROPERTIES

  Renaissance's principal executive offices are located in Newton, Massachusetts, in approximately 30,000 square feet of leased office space, under leases that expire on September 30, 2010, from the 189 Wells Avenue Realty Trust (the "Realty Trust"), of which G. Drew Conway is the sole beneficiary and an officer of the Company is the sole trustee. See Note 5 to
Item 6, "Selected Consolidated Financial Data," and Note 16 to Consolidated Financial Statements. Additional executive office space is located in approximately 40,000 square feet of leased space in Lincoln, Massachusetts. Renaissance occupies these premises under a lease expiring in August 1999.

  In June 1998, the Company entered into a ten year agreement to lease 200,000 square feet in Waltham, Massachusetts in a building currently under construction, which is to be the site of the Company's new headquarters. The Company expects to consolidate six offices located around Massachusetts (including the Lincoln and Newton locations) into this new location and to sublet approximately 45,000 square feet of this space. The construction is scheduled for completion in September of 1999.

  In August 1998, the Company entered into a twenty year agreement to lease 30,000 square feet in London, England to consolidate multiple branch locations operating in the city.

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

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market under the symbol "REGI". The following table sets forth the high and low sales prices of The Company's common stock for the periods indicated:

              Quarter                  High     Low
              -------                 ------- -------
Fiscal 1997
  First Quarter.....................  $17.125 $ 12.25
  Second Quarter....................  $26.625 $ 17.25
  Third Quarter.....................  $24.875 $ 17.75
  Fourth Quarter....................  $ 28.50 $17.375
Transition Period Ended December 27,
 1997
  First Quarter.....................  $ 27.00 $19.563
  Second Quarter....................  $ 24.75 $18.875
Fiscal 1998
  First Quarter.......................$ 31.75 $ 20.75
  Second Quarter....................  $ 28.94 $ 16.75
  Third Quarter.....................  $ 23.06 $  8.56
  Fourth Quarter....................  $ 15.06 $  5.38

  The stock prices shown above have been adjusted to reflect the two-for-one stock split effected as a stock dividend that was paid on March 24, 1998.

Holders of Record

  On March 25, 1999 there were approximately 125 holders of record of Renaissance's common stock.

Dividends

  America's Registry, Inc., a wholly-owned subsidiary of Renaissance ("America's Registry") paid cash dividends in the approximate aggregate amount of $862,000 to Mr. Conway in December 1995, of which amount $645,000 was immediately used to repay certain indebtedness of Mr. Conway to the Company.

  The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company's revolving line of credit agreements prohibit the payment of dividends without consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Sales of Unregistered Securities

  On March 31, 1998 and April 2, 1998, the Company issued and sold 2,113,840 and 2,440,920 shares of common stock to the former shareholders of Neoglyphics Media Corporation and Triad Data, Inc., respectively, in connection with these acquisitions. There were no underwriters involved in these sales. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  During the Company's fiscal year ended June 28, 1997 and the six-month transition period ended December 27, 1997, the Company acquired Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), Renaissance Solutions, Inc. ("RSI") and The Hunter Group, Inc. ("Hunter") in transactions accounted for as poolings of interest. In the second quarter of fiscal 1998, the Company acquired Triad Data, Inc. ("Triad") and Neoglyphics Media Corporation ("Neoglyphics") in transactions also accounted for as poolings of interest. Each of the acquired companies had a fiscal year that ended in December. The Statement of Operations Data and Balance Sheet Data for the Company's fiscal years presented below give effect to these acquisitions by combining their financial position as of the date shown and their results of operations for the twelve months ended on that date with those of the Company, as shown in the following table. For the transition period, the Statement of Operations Data and Balance Sheet Data reflect the results of operations for the six months ended December 27, 1997 and the financial position on that date for all the companies.

                   Renaissance
                  (The Registry)      ARI              SCR           RSI         Hunter         Triad      Neoglyphics
                  -------------- -------------    ------------- ------------- ------------- ------------- -------------
Fiscal 1993......  May 31, 1993            --     Dec. 31, 1993 Dec. 31, 1993 Dec. 31, 1992 Dec. 31, 1993           --
Fiscal 1994......  May 31, 1994  Dec. 31, 1994(a) Dec. 31, 1994 Dec. 31, 1994 Dec. 31, 1993 Dec. 31, 1994           --
Fiscal 1995...... June 24, 1995  Dec. 31, 1995    Dec. 31, 1995 Dec. 31, 1995 Dec. 31, 1994 Dec. 31, 1995 Dec. 31, 1995(b)
Fiscal 1996...... June 29, 1996  June 30, 1996    June 30, 1996 Dec. 31, 1996 Dec. 31, 1995 Dec. 31, 1996 Dec. 31, 1996
Fiscal 1997...... June 28, 1997  June 30, 1997    June 30, 1997 June 30, 1997 Dec. 31, 1996 Dec. 31, 1997 Dec. 31, 1997

(a) ARI commenced operations as a separate entity on October 1, 1994. The results of operations for 1994 include the three months ended December 31, 1994.
(b) Neoglyphics commenced operations as a separate entity in February 1995. The results of operations for 1995 include the 11 months ended December 31, 1995.

  The following table sets forth, on the basis described above, certain selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with "Managements Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                         Year Ended
                          ------------------------------------------
                                                                      Transition
                                                                     Period Ended
                          May 31,    June 24,   June 29,   June 28,  December 27,    Year Ended
                            1994    1995(1)(2) 1996(2)(5) 1997(2)(4)     1997     December 26, 1998
                          --------  ---------- ---------- ---------- ------------ -----------------
Statement of Operations
 Data:
Revenue.................  $123,447   $221,957   $333,063   $489,833    $320,119       $776,314
Cost of revenue.........    88,703    156,913    232,496    342,422     215,695        528,059
                          --------   --------   --------   --------    --------       --------
Gross profit............    34,744     65,044    100,567    147,411     104,424        248,255
Selling, general and
 administrative
 expenses...............    27,031     50,344     76,794    108,642      81,686        222,998
Acquisition-related
 expenses(3)............       --         --       3,524      8,268      17,961          6,904
Restructuring and other
 asset writedowns(6)....       --         --         --         --          --          36,089
                          --------   --------   --------   --------    --------       --------
Income (loss) from
 operations.............     7,713     14,700     20,249     30,501       4,777        (17,736)
Interest and other
 income (expense), net..      (901)      (804)      (773)     3,267        (678)        (5,185)
                          --------   --------   --------   --------    --------       --------
Income (loss) before
 taxes..................     6,812     13,896     19,476     33,768       4,099        (22,921)
Provision for income
 taxes..................       619      3,607      7,456     16,594       8,330          8,425
                          --------   --------   --------   --------    --------       --------
Net income (loss).......  $  6,193   $ 10,289   $ 12,020   $ 17,174    $ (4,231)      $(31,346)
                          ========   ========   ========   ========    ========       ========
Net income (loss) per
 share--basic...........  $   0.17   $   0.25   $   0.28   $   0.34    $  (0.08)      $  (0.57)
Weighted average common
 shares outstanding--
 basic..................    36,027     40,776     42,885     50,495      54,537         55,418
Net income (loss) per
 share--diluted.........  $   0.17   $   0.24   $   0.26   $   0.31    $  (0.08)      $  (0.57)
Weighted average common
 and potential common
 shares outstanding--
 diluted................    36,749     43,013     46,862     54,607      54,537         55,418
Distributions...........  $    530   $  4,372   $  2,958   $  3,465    $    925       $    --

Balance Sheet Data:
Cash and cash
 equivalents............  $  3,222   $  8,067   $ 64,507   $ 30,013    $ 19,956       $ 10,957
Working capital.........     7,842     26,958    113,147    134,023      75,411         58,530
Total assets............    36,747     75,835    168,024    256,921     316,177        372,065
Total debt, including
 current portion........    13,469     25,016     11,198     12,021      49,928         96,899
Stockholders' equity....    10,670     33,346    123,743    197,092     193,895        179,785

--------
(1) Renaissance changed its fiscal year end from May 31 to the last Saturday in June, effective with the fiscal year ended June 24, 1995. Accordingly, the June 1994 results are not included in the data presented above.
(2) Statement of Operations Data for the years ended June 24, 1995, June 29, 1996, June 28, 1997 and December 26, 1998 are for 52, 53, 52 and 52 weeks, respectively.
(3) Represents transaction and other related costs associated with acquisitions accounted for as poolings of interests.
(4) In August 1996, ARI received a settlement of $1.6 million from its insurance company for payment of defense costs and related expenses associated with certain litigation. This amount, less related expenses, has been included in interest and other income (expense), net, in the Statement of Operations Data above.
(5) In conjunction with the renegotiation of Renaissance's lease with a real estate trust of which Mr. Conway is the sole beneficiary and an officer of the Company is the trustee (the "Realty Trust"), the accounts of the Realty Trust have been consolidated with those of Renaissance, commencing September 19, 1995. See Note 16 to Consolidated Financial Statements.
(6) Includes a $27.1 million charge for the write-down of goodwill and other assets in the Company's COBA U.K. and Technomics businesses and a $9.0 million charge for other restructuring expenses, primarily severance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Since its initial public offering in June 1996, the Company has executed an aggressive acquisition strategy acquiring twenty-three companies, significantly expanding the Company's national and international presence and increasing the number of management consulting and IT service offerings provided by the Company. With the growth came a reorganization of the Company's structure into four business segments: Business Strategy, Enterprise Solutions Group, Government Solutions Group and Information Technology Consulting Services ("ITCS"); and a renaming of the Company to Renaissance Worldwide, Inc. to reflect the Company's expanded international presence and broader range of consulting services.

  Five of these acquisitions were completed during fiscal 1998. Exad Galons and Hackenberg and Partners were acquired in the first quarter of fiscal 1998 expanding the international presence of the Enterprise Solutions Group. Neoglyphics Media Corporation ("Neoglyphics") and Triad Data Corporation ("Triad") were acquired in the second quarter of fiscal 1998 with Neoglyphics adding Internet development and e-commerce services to the Enterprise Solutions Group and Triad further expanding the Information Technology Consulting Services Group. In the third quarter of fiscal 1998, International Public Access Technologies ("IPAT") was acquired and added to our 1997 acquisition, Eligibility Management Systems, to form the Company's Government Solutions Group.

  Consulting services performed are billed either on a time and materials basis, as is the case with the ITCS Group and certain sectors of the Solutions Groups, or on a fixed price basis for the remainder of the Solutions Groups and the Business Strategy Group. Revenue for fixed price contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated labor hours at estimated realizable rates. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative effect of any revision in estimates of the percentage of completion, or the effect of identifiable losses on cost over-runs, is reflected in the financial reporting period in which the change in the estimate or the loss becomes known. The Company mitigates the risk of losses for cost over-runs by subdividing its projects into smaller phases. In these cases, the Company and its clients agree on a fixed price and fixed time frame before beginning each phase of the project. These agreements may be revised, by mutual agreement, when a significant change in the scope or cost of a phase arises that neither the Company nor the client had anticipated. Because the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates.

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

  Revenue growth is achieved by increasing the number of projects or consultants on engagements and, to a lesser extent, by increasing average bill rates. Gross margin increases are achieved primarily by increasing the utilization of the salaried consultants, and to a lesser extent, by increasing the bill rates of hourly consultants and increasing the amount of revenue generated by the Business Strategy and Solutions Groups. The Business Strategy and Solutions Groups generally obtain higher gross margin percentages than the ITCS Group for a variety of reasons.

  As a result of the number of acquisitions and expansion since June 1996, the Company has increased its IT, human resources, legal, marketing and finance infrastructure and expanded the number and size of branch facilities to accommodate growth. These measures have resulted in increased selling, general and administrative expenses. Delays in integrating the back office operations of certain acquisitions have resulted in some redundant expenditures, increasing selling, general and administrative expenses. In January 1999, the Company consolidated certain back office operations in order to reduce these expenditures and streamline processes.

  The Company is currently reviewing its IT infrastructure for year 2000 considerations and capacity given the recent growth and anticipated growth in the next five years. The Company is also converting its enterprise-wide financial and human resource systems to the PeopleSoft system. The Company expects a significant benefit by conforming all accounting and human resource systems to PeopleSoft, allowing for additional capacity without additional headcount, a reduction of manual input, as well as expanded and more timely reporting of financial information. The Company is staffing the PeopleSoft project internally. While using internal resources reduces the overall costs of this project, the Company will experience some decrease in the billable utilization of its consultants as a result of using these resources on internal projects.

Recent Acquisitions

  In March 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation ("Neoglyphics"). Neoglyphics is an Internet development and applications company based in Chicago, Illinois and is the foundation of the e-commerce business unit within the Enterprise Solutions Group. Pursuant to the agreement and plan of merger, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

  In April 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Triad Data, Inc. ("Triad"). Triad is an information technology consulting firm performing services similar to those of the ITCS Group of the Company. Pursuant to the agreement and plan of merger, each share of Triad common stock was converted into the right to receive 24,409.2 shares of Renaissance common stock.

  In total 4,554,760 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's common stock. These transactions have been accounted for as poolings-of-interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6.9 million in acquisition-related expenses in the second quarter of 1998 related to these transactions.

  In addition, in fiscal 1998, the Company acquired three companies accounted for as purchases: Exad Galons; Hackenberg and Partners; and IPAT. Renaissance paid an aggregate of $12.5 million in cash for these acquisitions. In addition, the Company may be obligated to pay contingent cash consideration over the next three years based upon the future operating results of the acquired entities. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in Renaissance's results of operations from the respective dates of acquisition.

Additional Selected Consolidated Financial Data

  The following table sets forth certain consolidated financial data of the Company. This data is presented to reflect the comparative periods discussed in the following analysis.

                                Six Months Ended         Twelve Months Ended
                            ------------------------- -------------------------
                            December 28,              December 27,
                                1996     December 27,     1997     December 26,
                            (Unaudited)      1997     (Unaudited)      1998
                            ------------ ------------ ------------ ------------
Revenue ..................    $214,774     $320,119     $595,178     $776,314
Cost of revenue ..........     150,052      215,695      408,065      528,059
                              --------     --------     --------     --------
                                64,722      104,424      187,113      248,255
Selling, general and
 administrative expenses
 .........................      50,200       81,686      140,134      222,998
Acquisition-related
 expenses ................       8,662       17,961       17,561        6,904
Restructuring and other
 asset writedowns ........         --           --           --        36,089
                              --------     --------     --------     --------
Income (loss) from
 operations ..............       5,860        4,777       29,418      (17,736)
Interest expense .........       1,829         (678)         (11)      (5,185)
                              --------     --------     --------     --------
Income (loss) before taxes
 .........................       7,689        4,099       29,407      (22,921)
Income tax provision .....       6,035        8,330       18,119        8,425
                              --------     --------     --------     --------
Net income (loss) ........    $  1,654     $ (4,231)    $ 11,288     $(31,346)
                              ========     ========     ========     ========

Twelve months ended December 26, 1998 and December 27, 1997

  Revenue: Revenue increased 30.4% to $776.3 million for the twelve months ended December 26, 1998 from $595.2 million for the twelve months ended December 27, 1997. The increase was attributable primarily to increases in the revenues of the ITCS Group, whose revenues comprised 68% of the total revenues for the twelve months ended December 26, 1998. The ITCS Group's revenues increased by $108.2 million or 25.1% in the period due to growth within existing branch offices. The Business Strategy Group, which comprised 8% of Renaissance's total revenues, experienced revenue increases of 3.6% to $66.2 million for the twelve months ended December 26, 1998 from $63.9 million for the twelve months ended December 27, 1997. This increase was attributable primarily to increases in revenues of the COBA Boston subsidiary whose revenues increased 24% or $4.4 million in fiscal 1998. These increases were mitigated by slower growth and reduced revenues in certain other areas of the Company's North American and European strategy branches. In the restructuring of the Company's operations in the third quarter of fiscal 1998, certain domestic strategy offices were closed and the consultants were either terminated or transferred to other Strategy units. In the fourth quarter of fiscal 1998, in anticipation of the sale of certain of the under performing European strategy units, the Company accrued certain severance costs and wrote down non-recoverable goodwill on these units. Revenues from the Enterprise Solutions Group increased $65.3 million or 67.0% to $162.7 million in the period due to an increase in the overall number of engagements, the acquisition of Exad Galons and Hackenberg and the creation of additional service offerings during the year. Revenues from the Company's Government Solutions Group increased 461% to $19.9 million from $3.5 million in the comparable prior period. These increases are attributable primarily to the addition of the IPAT acquisition in July of 1998 and the full year impact of the EMS acquisition acquired in August of 1997.

  Gross Profit: Gross profit increased 32.7% to $248.3 million for fiscal 1998 from $187.1 million in the twelve months ended December 27, 1997. As a percentage of revenue, gross profit increased to 32.0% in fiscal 1998 from 31.4% in the twelve months ended December 27, 1997. This increase is attributable to the number of higher margin solutions and strategy projects and the increased utilization and number of salaried consultants as compared with the prior period.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses, excluding acquisition-related expenses and restructuring and other asset writedown charges, increased by 59.2% to $223.0 million in fiscal 1998 from $140.1 million in the twelve months ended December 27, 1997. As a percentage of revenue, selling, general and administrative expenses increased to 28.7% of revenue for fiscal 1998 from 23.5% for the comparable prior period. The increase was attributable to the additional costs necessary to support the growth in the Company's business and professional staff, increases in the size and number of facilities, investments in upgrading the Company's telecommunications networks and systems and additional provisions to the allowance for doubtful accounts. In addition, the Company experienced increases in amortization of goodwill due to the acquisitions made during fiscal 1997 and 1998.

  Acquisition-related Expenses: The Company incurred acquisition-related expenses in fiscal 1998 of $6.9 million as a result of the acquisitions of Neoglyphics and Triad in the second quarter. Acquisition-related expenses of $18.0 million in the twelve months ended December 27, 1997 resulted from the acquisitions of RSI and Hunter during the period. These costs represent investment banking, accounting, printing, and legal costs. Costs were higher for the RSI and Hunter acquisitions due to their relatively larger size.

  Restructuring charges and other asset writedowns: The restructuring and other asset write-downs of $36.1 million in 1998 included a $21.4 million charge for the write-down of goodwill in the Company's COBA U.K. business and a $5.7 million charge for the write-down of goodwill and other assets associated with the Company's Technomics business, both recorded in the fourth quarter of 1998. In connection with certain business unit and functional realignments made by the Company, a decision was made to dispose of these non-performing strategy business units. No proceeds are anticipated from the discontinuance of these business units.

  Net restructuring and other asset write-downs also included $9.0 related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities and personnel recorded in the third quarter of 1998. Details of the charges and the activity recorded during 1998 are as follows:

                             Discontinuance   Severance    Write-down
                            And Consolidation and Other   of Equipment   Total
                               Of Offices       Costs   and Other Assets Costs
                            ----------------- --------- ---------------- ------
Total restructuring and
 other asset write-downs..       $1,254        $4,198        $3,528      $8,980
Total charges through
 year-end.................
  Non-cash costs..........          --            --          2,938       2,938
  Payments................          205         2,965           --        3,170
                                 ------        ------        ------      ------
Balance, December 27,
 1998.....................       $1,049        $1,233        $  590      $2,872
                                 ======        ======        ======      ======

  The write-down of equipment and other assets relates primarily to impaired software and other computer equipment resulting from the reorganization. Charges for the discontinuance and consolidation of offices are related to future lease payments related to vacated properties in excess of estimated sublease income. Severance and other costs include expenses related to the termination of approximately 50 employees, primarily in certain business initiatives the Company decided to exit, and amounts owned under recruiting contracts for individuals or positions which were terminated.

  The Company currently expects the remaining restructuring accrual to be utilized, primarily through cash disbursements funded from operations or the use of additional borrowings, by the end of the second quarter of 1999. These restructuring activities are expected to result in future savings in 1999 of approximately $7.5 million.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net changed by $5.2 million from $11,000 in expense for the twelve months ended December 27, 1997 to $5.2 million in expense in fiscal 1998. This decrease was a result of increased borrowings under the Company's line of credit during fiscal 1998 to fund acquisitions, earnout payments and working capital expenditures. The Company had lower borrowings under its line of credit in 1997 as a result of cash received in a public offering of the Company's common stock in February 1997.

Six Months Ended December 27, 1997 and December 28, 1996

  Revenue: Revenue increased 49% to $320.1 million for the six months ended December 27, 1997 from $214.8 million for the six months ended December 28, 1996. The increase was attributable primarily to increases in the revenues of the ITCS Group, whose revenues comprised 71.4% of the total revenues for the six months ended December 27, 1997. The ITCS Group's revenues increased by $59.7 million, or 35.4%, in the period due to growth within existing branch offices, as well as growth resulting from having the revenues of acquisitions made during the six months ended December 1996 in the results of operations for the entire period of 1997. The Business Strategy Group, which comprised 11.6% of Renaissance's total revenues, experienced revenue increases of 100.8% to $37.0 million for the six months ended December 27, 1997 from $18.6 million for the six months ended December 28, 1996. The increases were a result of greater utilization of the salaried consultants as well as the addition of certain acquisitions in the third quarter of fiscal 1997. Revenues from the Enterprise Solutions Group increased $24.1 million, or 86.7%, to $51.9 million in the period due to an increase in the overall number of engagements over the prior period. Revenues from the Government Solutions Group were $3.5 million. This was the first year of the Government Solutions Group operations which commenced upon acquisition of EMS in August 1997.

  Gross Profit: Gross profit increased 61% to $104.4 million for the six months ended December 27, 1997 from $64.7 million in the comparable prior period. As a percentage of revenue, gross profit increased to 32.6% in the six months ended December 27, 1997 from 30.1% in the six months ended December 28, 1996. This increase is attributable to the increased number of higher margin solutions and strategy projects and the increased utilization of the salaried consultants as compared with the prior period.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses, excluding acquisition-related expenses, increased by 63% to $81.7 million in the six months ended December 27, 1997 from $50.2 million in the six months ended December 28, 1996. As a percentage of revenue, selling, general and administrative expenses increased to 25.5% of revenue for the six months ended December 27, 1997 from 23.4% in the six months ended December 28, 1996. This increase was attributable to the additional costs necessary to support the growth in the Company's business and professional staff, increases in facilities and investments in upgrading the Company's telecommunications networks and systems, as well as increases in amortization of goodwill due to the additional acquisitions made during fiscal 1997 and the transition period ended December 27, 1997.

  Acquisition-Related Expenses: The Company incurred acquisition-related expenses in the six months ended December 27, 1997 of $18.0 million as a result of its acquisitions of RSI and Hunter during the period. Acquisition-related costs of $8.7 million in the six months ended December 28, 1996 resulted from the acquisitions of Application Resources Inc. ("ARI"), Shamrock Computer Resources ("SCR") and International System Services Corporation ("ISS") during the period. These costs primarily represent investment banking, accounting, printing, and legal costs. Costs were higher for the RSI and Hunter acquisitions due to their relatively larger size.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net changed by $3.3 million to $0.7 million in expense in the six months ended December 27, 1997 from $2.6 million in income in the six months ended December 28, 1996. The 1996 period included the receipt by ARI of approximately $1.6 million in net proceeds from the settlement of certain litigation. In addition, amounts outstanding under the Company's lines of credit and other indebtedness were reduced during the 1996 period as a result of the receipt of the proceeds from the Company's initial public offering in June 1996 and from the proceeds from RSI's public offerings in May and November of 1996. Borrowings under the Company's line of credit increased during the period ended December 27, 1997.

Fiscal Years Ended June 28, 1997 and June 29, 1996

  Revenue: Revenue increased 47% to $489.8 million for fiscal 1997 from $333.1 million in fiscal 1996. The increase was attributable primarily to increases in the revenues of the ITCS Group, which comprised 73.8% of the Company's total revenues for the fiscal year ended June 28, 1997. The ITCS Group's revenue increased by $107.5 million, or 42.3%, in the period due to growth within the existing branch offices, the continued maturation of newer branch offices and the addition of new branches resulting from acquisitions accounted for as purchases completed during the year, all of which resulted in a greater number of IT professionals placed during the period. The Business Strategy Group, which comprised 9.3% of Renaissance's total revenues, experienced revenue increases of $10.5 million, or 30.2%, during the fiscal year ended June 28, 1997. Revenues from the Enterprise Solutions Group increased $38.7 million, or 87.2%, in the period due to an increase in the overall number of engagements and the enhanced performance of Hunter's UK subsidiary which commenced operations in September 1995.

  Gross Profit: Gross profit increased 47% to $147.4 million for fiscal 1997 from $100.6 million in fiscal 1996. As a percentage of revenue, gross profit decreased slightly to 30.1% in fiscal 1997 from 30.2% in fiscal 1996.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses, excluding acquisition-related expenses, increased by 41% to $108.6 million in fiscal 1997 from $76.8 million in fiscal 1996. As a percentage of revenue, selling, general and administrative expenses decreased to 22.2% of revenue for fiscal 1997 from 23.1% in fiscal 1996. This decrease was attributable to the increase in total revenues during a period in which, other than through acquisition, there was limited branch expansion. The total increase in the selling, general and administrative expenses is a result of additional costs necessary to support the growth in the Company's business and professional staff, increases in facilities and investments in upgrading the Company's telecommunications networks and systems.

  Acquisition-Related Expenses: The Company incurred acquisition-related expenses in fiscal 1997 of $8.3 million in connection with its acquisitions of International Systems Services Corporation ("ISS"), ARI, and SCR during the period. The Company incurred acquisition-related expenses in fiscal 1996 of $3.5 million in connection with its acquisition of ISS.

  Interest and Other Income (Expense), Net: Interest and other income (expense), net increased $4.0 million to $3.3 million in income in fiscal 1997 from $0.8 million in expense in fiscal 1996. The 1996 period included the receipt by ARI of approximately $1.6 million in net proceeds from the settlement of certain litigation. In addition, amounts outstanding under the Company's lines of credit were reduced during the year upon receipt of the proceeds from the Company's initial public offering in June 1996 and its subsequent offering in February of 1997 and from the proceeds from RSI's public offerings in May and November of 1996. The remaining proceeds from these offerings also generated increased interest income.

Quarterly Results

  The following table sets forth certain unaudited quarterly operating information for each of the ten quarters ending with the quarter ended December 26, 1998, in dollars and as a percentage of revenue. These data have been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented, when read in conjunction with Renaissance's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                        Three Months Ended
                          ---------------------------------------------------
                          September  December    March      June    September
                            1996     1996(1)      1997      1997      1997(2)
                          ---------  --------   --------  --------  ---------
                              (In thousands, except per share data)
Revenue.................. $101,975   $112,799   $131,820  $143,239  $155,953
Gross profit.............   29,416     35,306     41,808    40,881    51,386
Income (loss) from
 operations..............    5,194        666     13,814    10,827     2,158
Net income (loss)........    4,259     (2,605)     8,493     7,027    (2,719)
Net income (loss) per
 share--basic............ $   0.09   $  (0.05)  $   0.17  $   0.13  $  (0.05)
Net income (loss) per
 share--diluted.......... $   0.08   $  (0.05)  $   0.16  $   0.12  $  (0.05)
As a Percentage of
 Revenue:
  Revenue................      100%     100.0 %    100.0%    100.0%    100.0 %
  Gross profit...........     28.8%      31.3 %     31.7%     28.5%     32.9 %
  Income from
   operations............      5.1%       0.6 %     10.5%      7.6%      1.4 %
  Net income (loss)......      4.2%      (2.3)%      6.4%      4.9%     (1.7)%

                                      Three Months Ended
                         ---------------------------------------------------
                         December    March      June     September  December
                           1997(3)    1998      1998(4)    1998(5)    1998(6)
                         --------   --------  --------   ---------  --------
                             (In thousands, except per share data)
Revenue................. $164,166   $175,364  $196,467   $209,073   $195,410
Gross profit............   53,038     58,296    67,074     71,392     51,492
Income (loss) from
 operations.............    2,619     11,570    10,234     11,115    (50,655)
Net income (loss).......   (1,512)     5,463      (439)     5,601    (41,971)
Net income (loss) per
 share--basic........... $  (0.03)  $   0.10  $  (0.01)  $   0.10   $  (0.75)
Net income (loss) per
 share--diluted......... $  (0.03)  $   0.09  $  (0.01)  $   0.10   $  (0.75)
As a Percentage of
 Revenue:
  Revenue...............    100.0 %    100.0%    100.0 %    100.0%     100.0 %
  Gross profit..........     32.3 %     33.2%     34.1 %     34.1%      26.4 %
  Income (loss) from
   operations...........      1.6 %      6.6%      5.2 %      5.3%     (25.9)%
  Net income (loss).....     (0.9)%      3.1%     (0.2)%      2.7%     (21.5)%

--------
(1) Includes transaction costs of $8.4 million associated with the acquisitions of ARI, SCR, and ISS, each of which has been accounted for as a pooling-of-interests.
(2) Includes transacation costs of $11.2 million associated with the acquisition of RSI, which has been accounted for as a pooling of interests.
(3) Includes transaction costs of $6.8 million related to the acquisition of Hunter, which has been accounted for as a pooling of interests.
(4) Includes transaction costs of $6.9 million associated with the acquisitions of Neoglyphics and Triad, which have been accounted for as poolings-of-interests and a $2.9 million charge associated with Triad's conversion from an S corporation to a C corporation.
(5) Includes charges for restructuring and other asset writedowns of $9.0 million which includes costs for severence, lease closures, and other writeoffs of non-performing assets.
(6) Includes charges of $27.1 million associated with the writeoff of goodwill and other costs associated with the Technomics and COBA-UK subsidiaries (see Note 8).

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. Renaissance also experiences a lower operating profit margin in the January to March quarter, in part as a result of higher unemployment tax accruals and, to a lesser extent, FICA taxes which are expensed as incurred. During this quarter, the unemployment tax, which is based on the first $7,000-$24,500 of wages for each employee, depending on the state, is significantly higher than other quarters.

Liquidity and Capital Resources

  The Company has a line of credit facility in place which provides a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $85 million, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (9.0% at June 28, 1997, 9.0% at December 27, 1997, and 8.25% at December 26, 1998) or the LIBOR rate plus 2.5% (8.64% at June 28, 1997, 8.16% at December 27, 1997, and 7.71% at
December 26, 1998), at the option of the Company. The line of credit is collateralized by all of the assets of the Company, excluding the assets of the Trust, contains certain restrictions, including limitations on the amount of distributions which can be made to stockholders, purchases of fixed assets, and loans which can be made to officers, and requires the maintenance of certain financial covenants.

  This line of credit was scheduled to expire in February 1999 but was extended. This line was terminated on March 24, 1999.

  In February of 1999, the Company entered into a new line of credit with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest is payable monthly in arrears at the LIBOR rate plus 2.0% on the higher of the bank's prime rate or the

Fed Funds rate plus .50%, plus .75%, at the Company's option. The line is collateralized by all of the assets of the Company, contains certain restrictions, and requires maintenance of certain financial covenants. The new line of credit is for a 90 day term until syndication of a Senior Credit facility committed to by the bank consisting of a $100 million Revolving Credit Facility and a $50 million three year Term Loan Facility is executed. The Company will incur certain underwriting and commitment fees in the first quarter of fiscal 1999 upon funding of this line as well as termination fees with the former bank upon payoff of the former line.

  As of December 26, 1998, there was $81.6 million outstanding with availability of $3.4 million. The Line of Credit bears an interest rate of LIBOR plus 2.5% or the Bank of New York alternate base rate plus 0.5% at the Company's option.

  The Company experienced negative cash flows from operations of $28.0 million for the fiscal year ended December 26, 1998. The negative operating cash flows during this period are primarily due to a $50.3 million increase in gross accounts receivable during the period. This increase was attributable primarily to increased revenues. Additionally, cash flows from operations were impacted by fluctuations in current and other assets and payable balances between the periods and changes in deferred taxes in the period. The operating cash flow decreases were mitigated by an $18.4 million increase in accrued expenses due primarily to acquisition related and restructuring accruals and end of year bonus accruals.

  The Company had negative cash flows from investing activities of $34.6 million for the fiscal year ended December 26, 1998. The primary uses of cash for investing activities in the period were $24.3 million paid for acquisitions and $14.4 million in fixed asset purchases. This was mitigated by net proceeds from sales of marketable securities of $5.8 million in the period.

  The Company had cash provided by financing activities of $53.6 million for the fiscal year ended December 26, 1998. The primary sources of cash from financing activities were $47.4 million in net borrowings on the Company's lines of credit and $10.6 million of cash received from employees to purchase stock or exercise options.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and service offerings. The Company also anticipates making approximately $13.0 million in capital expenditures over the next twelve months, primarily related to information systems. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments over the next several years, including $7.1 million which the Company currently is required to pay over the next 12 months. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its new financing from Bank of America, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

  Foreign currency fluctuations and inflation did not have a significant impact on the Company for any of the periods presented.

Impact of the Year 2000 Issues

  The "Year 2000" problem arose because many computer programs use only the last two digits to refer to a year. Therefore, date-sensitive software or hardware may not be able to distinguish between 1900 and 2000 and programs that perform arithmetic operations, comparisons or sorting of date fields may begin yielding incorrect results. The Year 2000 problem could potentially cause a system failure or miscalculations that could disrupt the Company's operations.

  The Company's State of Readiness. The Company has developed a Year 2000 remediation plan that involves three overlapping phases.

  In the catalog phase, the Company has created an index of Year 2000 issues broken down into three functional areas:

  . Applications and information technology (IT) equipment--This area includes all mainframe, network and desktop hardware and software, including custom and packaged applications, and IT embedded systems.

  . Non-information technology (non-IT) embedded systems--These systems include non-IT equipment and machinery. Non-IT embedded systems, such as security, fire prevention and climate control systems, typically include embedded technology, such as microcontrollers.

  . Vendor and customer relationships --These include significant third-party vendors and suppliers of goods and services, as well as vendor and supplier interfaces. These also include customers of the Company's products and services as well as customer interfaces and accounts receivable.

  The Company completed the catalog phase in April of 1998.

  In the analysis phase, the Company evaluated the catalogued items for Year 2000 compliance, determining the remediation method and resources required and developing an implementation plan. The Company completed the analysis phase in April 1998.

  In the implementation phase, the Company will execute the implementation plan for all applicable hardware and software, interfaces and systems. This phase will involve replacing certain software and hardware not being upgraded, testing the implemented changes, using the changed procedures in actual operations, testing in a Year 2000-simulated environment and vendor and customer interface testing. After implementation, the Company intends to conduct live testing commencing in the second quarter 1999. All components of the implementation phase are expected to be completed by October 1, 1999.

  The Company's remediation plan for its Year 2000 issues is an ongoing process and the estimated completion dates above are subject to change.

  The Risk of the Company's Year 2000 Issues. Generally, the Company has completed an assessment of Year 2000 issues with respect to its business systems and has already begun to take actions to ensure their compliance. Plans and associated milestones are being executed to ensure that those business systems not currently certified as compliant are either upgraded to certified status or replaced well in advance of December 31, 1999. Based on the completed assessment, management does not expect that the costs of bringing the Company's systems into compliance with Year 2000 to have a material adverse effect on the Company's financial position, results of operations or liquidity. The Company does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts.

  The Company's Contingency Plans. The Company does not currently have contingency plans with respect to the Year 2000 problem. If the Company's implementation efforts fail or are no longer on schedule for completion the Company will divert its resources to contingency planning.

  Costs to Address the Company's Year 2000 Issue. The total cost of the Company's remediation plan is estimated at approximately $400,000 to $600,000 and is being funded through operating cash flows. Of the total cost, approximately $450,000 is attributable to new hardware and software that will be capitalized. The remainder will be expensed as incurred. It is impossible for the Company to completely account for the costs incurred in its remediation effort as many of its employees have focused and will continue to focus significant efforts in evaluating the Company's Year 2000 state of readiness and in remediating problems that have arisen, and will continue to arise, from such evaluation. Consultants' internal work for the Company negatively impacts the Company's ability to employ its consultants on billable projects externally which could have a material adverse effect on the Company's results of operations, financial position or cash flow.

Factors That May Affect Future Results

  We have divided the following discussion of factors that may affect the future results of our business between those that relate specifically to our Company and those that relate to companies in the IT services industry.

                  Risks relating specifically to our company

  Our inability to manage growth could adversely affect our operating results

  The significant growth of our business in recent years has placed significant demands on our managerial and other resources. Our ability to manage this growth effectively will require us to continue to improve our operating, financial and other internal systems. We will also have to improve our business development capabilities and train, motivate and manage an increasing number of employees. We currently rely on several different financial reporting systems to monitor and manage our financial performance. These multiple systems are both inefficient and difficult to operate. We are implementing a new single financial reporting system, but that system is not yet in place. If we fail to implement this new system effectively or if we have difficulty transitioning to the new system, we will have difficulty managing the business, which could adversely affect our operating results and stock price. The significant growth in our business since June of 1996 has been coupled with significant increases in our selling, general and administrative expenses. Specifically, such expenses increased 41% from the fiscal year ended June 1996 to the fiscal year ended June 1997. Such expenses increased 63% from the six-month period ended December 1996 to the six-month period ended December 1997 and 59% from the year ended December 1997 to the year ended December 1998. Our failure to effectively control and curb the significant increase in our selling, general and administrative expenses could adversely affect our operating results and stock price.

  Acquisitions involve many financial uncertainties as well as personnel contingencies and therefore can be risky and difficult to integrate

  We have completed more than twenty acquisitions in the last two years. Acquisitions continue to be part of our growth strategy. Acquired businesses do not always generate the revenues or earnings that we thought they would and occasionally we find that they have unknown or undisclosed liabilities. When these situations occur, the Company's business is adversely affected.

  We only receive the anticipated benefits from an acquisition when we successfully integrate it into our own business in a timely and non-disruptive manner. Integration requires substantial management attention. Difficulties we encounter integrating an acquired business can have an adverse effect on our business and operating results. If we fail to integrate the acquired business effectively, key employees of that business may leave, which can further complicate our integration efforts and jeopardize the anticipated benefits of the acquisition.

  We depend on our relationship with PeopleSoft

  The Hunter Group, the principal business in the Enterprise Solutions business unit, derives a substantial proportion of its revenue from its relationship with PeopleSoft, a provider of enterprise resource planning software that addresses broad functional areas such as human resources, finance, treasury and project management. Because The Hunter Group contributes a significant proportion of our operating profits, we are in part dependent on PeopleSoft's continued success. An adverse change in The Hunter Group's relationship with PeopleSoft could adversely affect our operating results. Any changes in PeopleSoft-sponsored programs or a loss of PeopleSoft certifications would adversely affect our business by reducing the number of client referrals and PeopleSoft engagements.

  Our operating results fluctuate and our business is slightly seasonal

  Our operating results have fluctuated from quarter to quarter as a result of many different factors, including the number, significance, mix and timing of client projects, the number of business days in a particular period, and general economic conditions. As our solutions business unit, which provides services principally on a project-by-project basis, grows and contributes a greater percentage of our revenues, we expect that greater variability in quarterly operating results may occur. Our business is also somewhat seasonal. We experience this seasonality in the fourth quarter because of an increased number of holidays in that quarter. Investors should not rely on operating results in any one quarter as an indicator of our future results.

  Doing business internationally involves additional risks unique to foreign operations

  We recruit consultants and generate a portion of our revenues from outside the United States. Foreign operations are subject, however, to special risks that can adversely affect revenues and profits. These risks include:

 .  currency exchange rate fluctuations    .  tariff and trade barriers
 .  labor strikes                          .  immigration laws and regulations
 .  political and economic disruptions     .  potentially adverse tax
 .  changes in government                     consequences
   policies and regulatory                .  exchange controls
   requirements


  Two officers control a substantial amount of our common stock

  More than 35% of our common stock is held by Mr. Conway (25.5%), our chairman and chief executive officer, and Mr. Hunter (10.7%), president of The Hunter Group and a director. As a result, Messrs. Conway and Hunter would be able to significantly influence any matter requiring stockholder approval. This concentration of ownership could also have the effect of making it difficult for a third party to acquire control of the company and may discourage third parties from attempting to do so. Future sales of substantial amounts of this common stock, or the potential for such sales, may adversely affect the prevailing market price of the common stock.

        Risks relating to the information technology services industry

  All providers of IT services face similar risks and we are no exception. We discuss below the significant risks and how they affect our business.

  Our business depends on attracting and retaining qualified IT professionals who are in high demand

  Our business and future growth depend upon our ability to attract and retain experienced and skilled management consultants, IT professionals and IT project managers. Competition for these professionals is intense because the demand for them is greater than their current availability. Despite our best efforts, not all of our professionals will always be satisfied with our culture, compensation and benefits. This problem can be particularly troublesome with professionals of an acquired business who may have come from a corporate culture that is different than our's. There is great mobility among the employees that we need to attract. Many of our competitors have substantially greater financial and other resources than we do. They may offer these individuals more attractive compensation and benefits packages. If we do not recruit, train and maintain a sufficient number of professional personnel, we will not be able to satisfy our clients' demands for IT services and our business will be adversely affected.

  IT projects are complex and subject us to non-payment and other financial risk

  Many of our IT projects subject us to financial risks. These engagements often involve critical business processes and leading-edge software applications. Despite our best efforts, we may not always be able to satisfy a customer's expectations because software applications do not always work as expected. A customer's dissatisfaction could affect its willingness to pay us for these services, which would result in a financial loss on that project. Customer dissatisfaction can also damage our reputation and negatively affect our ability to attract new business. Even in situations where the scope of a project changes, as a result of customer demands or otherwise, we may not always be successful in obtaining a price adjustment as large as the one we seek. To the extent that projects are extended or enlarged without corresponding changes in fee schedules, our business would be adversely affected.

  Failure to remediate Year 2000 problems could lead to liability claims

  Some of our clients have hired us to evaluate and remedy their Year 2000 problem. Many of these engagements involve projects that are critical to the client's operations and business. Despite our best efforts, because the Year 2000 problem is complex and because it is often associated with critical client systems or processes, we may be subject to claims from clients that we failed properly to evaluate or remedy the client's Year 2000 problem. In addition, we have written software code and performed services for our clients in the past that may still be in use but are not year 2000 compliant. Such past efforts may subject us to claims similar to those mentioned above despite the fact that we were not engaged to evaluate or remedy the clients year 2000 problems. Any claims with respect to year 2000 problems, whether meritorious or not, may adversely affect our business.

  Demand for our IT services may decline after 2000

  As the year 2000 approaches, many companies are evaluating their IT systems to decide whether to repair or replace applications that have Year 2000 operability issues. Although we believe that these evaluations are increasing the demand for our services in the short term, this demand will likely dissipate as Year 2000 issues are resolved. Given the lack of precedent for an issue of this magnitude, we cannot accurately forecast the effect of this issue on quarter-to-quarter revenue achievement and our failure to estimate this forecast accurately could adversely affect our business.

  Because we depend on key clients and have no long-term agreements the loss of a key client or clients would be significant

  Although none of our clients accounts for more than 5% of the our revenues, the successive loss of one or more of our significant clients may adversely affect our business. In addition, we face pricing pressure from large clients who often seek reduced prices for a desired volume of business or from clients with whom we wish to maintain a preferred vendor status. Further, in virtually all cases a client can terminate our services agreements on short notice and without any penalty. If a number of these cancellations were to occur in a short time period, our business and operating results would be adversely affected in the short run.

  Our business is subject to fluctuations in the general health of the economy

  Demand for IT consulting services will be affected by the general health of the domestic and international economies. Some clients may reduce expenditures for information technology if they suffer slowdowns in their businesses due to a general slowing of the economy. This reduction in spending may require some clients to delay or cancel IT projects that we had been engaged to manage or on which our consultants may have been staffed. Fluctuations in the general economy that adversely affect the amount of money our clients are willing to spend on IT consulting or related services may adversely affect our business.

  U.S. government limits on immigration restrict our ability to hire foreign nationals

  Each year we hire IT professionals who are foreign nationals working in the United Stated under H-1B permits. Under current law, there is a fixed annual number of H-1B visas available for issuance. Once this limit has been reached, we are unable to hire additional foreign nationals until additional H-1B visas are made available in the next fiscal year. Because as we discuss above we are constantly seeking qualified IT professionals, these limitations on our ability to hire foreign nationals under H-1B visas may adversely affect our business.

  The market for IT services is competitive

  The market for IT services and management consulting services includes a large number of competitors and is highly competitive. Our competitors include "Big Five" accounting firms, systems consulting and integration firms, application software development firms, services divisions of computer equipment companies and general management consulting companies. Moreover, we often compete with the internal resources of our clients. The competitive nature of our marketplaces creates pricing pressures that which may adversely affect our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

Foreign Exchange

  During 1998, less than 10% of the Company's business was transacted in currencies other than the U.S. dollar. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 26, 1998 the analysis demonstrated that such market movements would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at December 26, 1998 was not material.

Interest Rates

  As of December 26, 1998, the Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. A portion of the borrowings is denominated in foreign currencies which exposes the Company to risks associated with foreign exchange rates. At December 26, 1998 the fair value of the Company's long-term fixed-rate debt approximated fair value using quoted market prices where available. Market risk associated with the Company's long-term debt is the potential increase in fair value resulting from a decrease in interest rates.

  The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations including the line of credit, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                December 26, 1998 Expected maturity date
                         ------------------------------------------------------------
                            1999        2000     2001     2002     2003    Thereafter     Total
                         -----------  --------  -------  -------  -------  ----------  -----------
Long-term Debt:
 Fixed Rate............. $ 1,747,000  $238,000  $55,000  $60,000  $64,000  $1,708,000  $ 3,844,000
 Average interest rate..         4.1%      7.2%     9.1%     9.1%     9.1%        9.1%         6.8%
 Variable Rate.......... $92,603,000  $228,000                                         $92,831,000
 Average interest rate..        8.26%     8.26%                                               8.26%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of PricewaterhouseCoopers LLP......................................   25
Report of Deloitte & Touche, LLP..........................................   26
Report of Katch Tyson & Company...........................................   27
Report of Goldstein Golub Kessler LLP.....................................   28
Consolidated Balance Sheet as of June 28, 1997, December 27, 1997 and
 December 26, 1998........................................................   29
Consolidated Statement of Operations for the Years Ended June 29, 1996 and
 June 28, 1997, the Six Months Ended December 27, 1997 and the Year Ended
 December 26, 1998........................................................   30
Consolidated Statement of Changes in Stockholders' Equity for the Years
 Ended June 29, 1996 and June 28, 1997, the Six Months Ended December 27,
 1997 and the Year Ended December 26, 1998................................   31
Consolidated Statement of Cash Flows for the Years Ended June 29, 1996 and
 June 28, 1997, the Six Months Ended December 27, 1997 and the Year Ended
 December 26, 1998........................................................   37
Notes to Consolidated Financial Statements................................   38
Financial Statement Schedule:
 II -- Valuation and Qualifying Accounts..................................  S-1

  All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

  See selected unaudited quarterly financial data in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Renaissance Worldwide, Inc.

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 8 on page 24 present fairly, in all material respects, the financial position of Renaissance Worldwide, Inc. and its subsidiaries (the "Company") at June 28, 1997, December 27, 1997 and December 26, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 28, 1997, for the six months ended December 27, 1997, and for the year ended December 26, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the results of operations of Renaissance Solutions, Inc., a wholly-owned subsidiary, for the year ended December 31, 1996, which are included in the accompanying consolidated statement of operations for the year ended June 29, 1996. We also did not audit the financial statements of Neoglyphics Media Corporation, a wholly owned subsidiary, as of December 31, 1997 and for the year ended December 31, 1997, which statements are included in the accompanying balance sheet as of June 28, 1997 and December 27, 1997 and in the accompanying consolidated statement of operations for the year ended June 28, 1997. We also did not audit the financial statements of Triad Data, Inc., a wholly owned subsidiary, as of December 31, 1997 and for each of the two years in the period ended December 31, 1997, which statements are included in the accompanying balance sheet as of June 28, 1997 and December 27, 1997 and in the accompanying consolidated statement of operations for the years ended June 29, 1996 and June 28, 1997, respectively. In the aggregate, these statements reflect total assets of $17,787,000, in the accompanying consolidated balance sheet as of June 28, 1997 and December 27, 1997, and total revenues of $74,454,000 and $61,575,000 in the accompanying consolidated statement of operations for the years ended June 29, 1996 and June 28, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Renaissance Solutions, Inc., Neoglyphics Media Corporation and Triad Data, Inc. for these periods is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 1999, except
for the termination of the
line of credit described in
Note 9, which is as of March
24, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Renaissance Solutions, Inc.

  We have audited the consolidated statements of operations, stockholders' equity and cash flows of Renaissance Solutions, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Renaissance Solutions, Inc. and its subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

  As described in Note 3, the consolidated financial statements of the Company give retroactive effect to the acquisition of International Systems Services Corporation by the Company on December 31, 1996 as a pooling-of-interests.

                                          Deloitte & Touche LLP

Boston, Massachusetts
February 28, 1997

                         INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
Neoglyphics Media Corporation

  We have audited the accompanying statement of financial position of Neoglyphics Media Corporation as of December 31, 1997, and the related statements of income and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neoglyphics Media Corporation at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Katch, Tyson & Company

Northfield, IL
March 12, 1998

                         INDEPENDENT AUDITOR'S REPORT

To the Stockholder
Triad Data, Inc.

  We have audited the accompanying balance sheets of Triad Data, Inc. as of December 31, 1997 and 1996 and the related statements of income and retained earnings, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triad Data, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Goldstein Golub Kessler LLP

New York, New York
February 27, 1998

                          RENAISSANCE WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                            June 28,   December 27, December 26,
                                              1997         1997         1998
                                            ---------  ------------ ------------
                  ASSETS
Current assets
 Cash and cash equivalents................  $  30,013    $ 19,956     $ 10,957
 Marketable securities....................     28,675       5,867          --
 Accounts receivable, net of allowance
  for doubtful accounts of $1,840, $3,444
  and $9,616 at June 28, 1997, December
  27, 1997, and December 26, 1998
  respectively............................    122,552     153,994      196,190
 Notes receivable.........................      1,680       1,706        1,039
 Deferred income taxes....................      2,299       2,167       10,335
 Other current assets.....................      4,256       7,408       22,879
                                            ---------    --------     --------
   Total current assets...................    189,475     191,098      241,400
Fixed assets, net.........................     19,355      26,731       31,157
Notes receivable from officers............        535         108        1,049
Goodwill and other intangible assets, net
 of accumulated amortization of $1,028,
 $2,593 and $6,630 at June 28, 1997,
 December 27, 1997, and December 26, 1998,
 respectively.............................     46,164      94,343       84,869
Other assets..............................      1,392       3,042       11,511
Deferred income taxes.....................        --          855        2,079
                                            ---------    --------     --------
   Total assets...........................  $ 256,921    $316,177     $372,065
                                            =========    ========     ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Lines of credit..........................  $   8,750    $ 43,300     $ 92,476
 Current portion of capital lease
  obligations.............................        185         107          267
 Current portion of long-term debt........        560       2,876        1,803
 Note payable to officer..................         93          93          --
 Accounts payable.........................      9,442      13,101       11,454
 Accrued salaries and wages...............     12,408      13,249       15,761
 Other accrued expenses...................     18,870      41,349       56,928
 Income taxes payable.....................      1,634         201          --
 Deferred income taxes....................      3,510       1,411        4,181
                                            ---------    --------     --------
   Total current liabilities..............     55,452     115,687      182,870
Deferred income taxes.....................      1,166       2,535        5,928
Capital lease obligations.................        242          43           29
Long-term debt............................      2,284       3,602        2,324
Other liabilities.........................        685         415        1,129
                                            ---------    --------     --------
   Total liabilities......................     59,829     122,282      192,280
                                            ---------    --------     --------
Commitments and contingencies (Notes 4 and
 13)
Stockholders' equity
Preferred stock, no par value (Note 11):
 Authorized 5,000,000 shares, issued and
  outstanding--0 at June 28, 1997,
  December 27, 1997, and December 26,
  1998....................................  $     --     $    --      $    --
Preferred stock, $0.10 par value (Note
 11)......................................        --          --           --
Common stock, no par value:
 Authorized 99,000,000 shares; issued and
  outstanding--54,158,078 shares at June
  28, 1997, 54,666,024 shares at December
  27, 1997, and 56,226,552 issued and
  56,026,552, outstanding at December 26,
  1998....................................      4,725       4,725        4,725
Additional paid-in capital................    157,201     160,743      181,520
Notes receivable from stockholders........       (476)       (476)      (1,476)
Retained earnings.........................     35,500      28,704       (2,642)
Accumulated other comprehensive income....        142         199          204
                                            ---------    --------     --------
                                              197,092     193,895      182,331
Less Treasury stock at cost, 200,000
 shares...................................        --          --        (2,546)
                                            ---------    --------     --------
   Total stockholders' equity.............    197,092     193,895      179,785
                                            ---------    --------     --------
   Total liabilities and stockholders'
    equity................................  $ 256,921    $316,177     $372,065
                                            =========    ========     ========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)

                                                       Six Months
                                Year Ended Year Ended    Ended      Year Ended
                                 June 29,   June 28,  December 27, December 26,
                                   1996       1997        1997         1998
                                ---------- ---------- ------------ ------------
Revenue.......................   $333,063   $489,833    $320,119     $776,314
Cost of revenue...............    232,496    342,422     215,695      528,059
                                 --------   --------    --------     --------
                                  100,567    147,411     104,424      248,255
Selling, general and
 administrative expenses......     76,794    108,642      81,686      222,998
Acquisition-related expenses..      3,524      8,268      17,961        6,904
Restructuring and other asset
 writedowns...................        --         --          --        36,089
                                 --------   --------    --------     --------
Income (loss) from
 operations...................     20,249     30,501       4,777      (17,736)
Interest expense..............     (2,476)    (1,446)     (1,495)      (6,342)
Interest and other income.....      1,703      4,713         817        1,157
                                 --------   --------    --------     --------
Income (loss) before taxes....     19,476     33,768       4,099      (22,921)
Income tax provision..........      7,456     16,594       8,330        8,425
                                 --------   --------    --------     --------
Net income (loss).............   $ 12,020   $ 17,174    $ (4,231)    $(31,346)
                                 ========   ========    ========     ========
Net income (loss) per share--
 basic........................   $   0.28   $   0.34    $  (0.08)    $  (0.57)
Weighted average common shares
 outstanding--basic...........     42,885     50,495      54,537       55,418
Net income (loss) per share--
 diluted......................   $   0.26   $   0.31    $  (0.08)    $  (0.57)
Weighted average common and
 potential common shares
 outstanding--diluted.........     46,862     54,607      54,537       55,418



   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                            Preferred Stock      Common Stock     Common Stock
                                No Par              No Par         $0.01 Par
                           ------------------  ----------------- ---------------
                             Shares    Value     Shares    Value  Shares   Value
                           ----------  ------  ----------  ----- --------  -----
Balance at June 24,
 1995....................   2,448,000   1,916  30,603,464    199  200,000     2
Consolidation of real
 estate trust............         --      --          --     --       --    --
Acquisition of America's
 Registry by RWI.........         --      --   10,666,666    --  (200,000)   (2)
Amortization of deferred
 stock compensation......         --      --          --     --       --    --
Proceeds from issuance of
 Common Stock, net of
 issuance costs..........         --      --    6,247,640    --       --    --
Stock issued upon
 exercise of options.....      23,000     --      311,811      3      --    --
Stock issued upon
 exercise of warrants....         --      --    1,013,760    --       --    --
Stock issued through
 stock purchase plan.....         --      --       67,429    --       --    --
Tax benefit associated
 with option exercises...         --      --          --     --       --    --
Capital contribution.....         --      --          --     --       --    --
Distributions............         --      --          --     --       --    --
Unrealized loss on
 marketable securities...         --      --          --     --       --    --
Net income for the year..         --      --          --     --       --    --
Cumulative translation
 adjustment..............         --      --          --     --       --    --
Comprehensive income for
 the year................         --      --          --     --       --    --
Elimination of duplicate
 activity for the six
 month period ended
 December 31, 1995
 resulting from the
 change in fiscal year of
 entities acquired in
 poolings-of-interests...     (23,000)    --      (12,622)   --       --    --
                           ----------  ------  ----------  ----- --------   ---
Balance at June 29,
 1996....................   2,448,000   1,916  48,898,148    202      --    --
Repurchase of stock......         --      --          --     --       --    --
Proceeds from issuance of
 stock, net of issuance
 costs...................     165,000   1,564   2,776,660  1,043      --    --
Stock issued upon sale of
 warrants................         --      --    1,013,760    --       --    --
Compensation in
 connection with grant of
 stock options...........         --      --          --     --       --    --
Stock issued upon
 exercise of options.....         --      --    1,210,537    --       --    --
Stock issued for
 acquisition.............         --      --      266,528    --       --    --
Tax benefit associated
 with option exercises...         --      --          --     --       --    --
Amortization of deferred
 stock compensation......         --      --          --     --       --    --
Conversion of preferred
 stock...................  (2,613,000) (3,480)  1,434,160  3,480      --    --
Stock issued through
 stock purchase plan.....         --      --      111,474    --       --    --
Buy back of Treasury
 Stock...................         --      --      (15,005)   --       --    --
Distributions............         --      --          --     --       --    --
Unrealized loss on
 marketable securities...         --      --          --     --       --    --
Net income for the year..         --      --          --     --       --    --
Cumulative translation
 adjustment..............         --      --          --     --       --    --
Comprehensive income for
 the year................         --      --          --     --       --    --
Elimination of duplicate
 activity for the six
 month period ended
 December 31, 1996
 resulting from the
 change in fiscal year of
 entity acquired in
 pooling-of-interests....         --      --   (1,538,184)   --       --    --
                           ----------  ------  ----------  ----- --------   ---

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                             Preferred Stock       Common Stock    Common Stock
                                  No Par              No Par        $0.01 Par
                             ------------------  ----------------- ------------
                              Shares    Value      Shares   Value  Shares Value
                             --------  --------  ---------- ------ ------ -----
Balance at June 28, 1997...       --        --   54,158,078  4,725  --     --
Compensation expense in
 connection with grant of
 stock options.............       --        --          --     --   --     --
Stock issued upon exercise
 of options................       --        --      191,726    --   --     --
Stock issued for
 acquisition...............       --        --      328,578    --   --     --
Tax benefit associated with
 option exercises..........       --        --          --     --   --     --
Stock issued through stock
 purchase plan.............       --        --       73,670    --   --     --
Unrealized gain on
 marketable securities.....       --        --          --     --   --     --
Net loss for the period....       --        --          --     --   --     --
Cumulative translation
 adjustment................       --        --          --     --   --     --
Comprehensive income for
 the period................       --        --          --     --   --     --
Adjustment to add back
 elimination of the six
 month period ended June
 30, 1997 resulting from
 the change in fiscal year
 of entity acquired in
 pooling-of interests......       --        --          --     --   --     --
Elimination of duplicate
 activity for the six month
 period ended December 27,
 1997 resulting from the
 change in fiscal year of
 entities acquired in
 pooling-of-interests......       --        --     (86,028)    --   --     --
                              -------  --------  ---------- ------  ---   ----
Balance at December 27,
 1997......................       --        --   54,666,024  4,725  --     --
Stock issued upon exercise
 of options................       --        --    1,301,014    --   --     --
Repurchase of stock........       --        --          --     --   --     --
Stock issued for
 acquisition...............       --        --          --     --   --     --
Tax benefit associated with
 option exercises..........       --        --          --     --   --     --
Stock issued through stock
 purchase plan.............       --        --      259,514    --   --     --
Issuance of notes to
 stockholders..............       --        --          --     --   --     --
Unrealized gain on
 marketable securities.....       --        --          --     --   --     --
Net loss for the year......       --        --          --     --   --     --
Cumulative translation
 adjustment................       --        --          --     --   --     --
Comprehensive income for
 the year..................       --        --          --     --   --     --
                              -------  --------  ---------- ------  ---   ----
Balance at December 26,
 1998......................       --   $    --   56,226,552 $4,725  --    $--
                              =======  ========  ========== ======  ===   ====

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                   Treasury Stock
                                                   ---------------
                                        Warrant to                     Notes
                             Additional  Acquire                     Receivable
                              Paid-In     Common                        From
                              Capital     Stock    Shares   Value   Stockholders
                             ---------- ---------- -------  ------  ------------
Balance at June 24, 1995...    15,659      1,600       --      --       (476)
Consolidation of real
 estate trust..............      (111)       --        --      --        --
Acquisition of America's
 Registry by RWI...........         2        --        --      --        --
Amortization of deferred
 stock compensation........       --         --        --      --        --
Proceeds from issuance of
 Common Stock, net of
 issuance costs............    68,962        --        --      --        --
Stock issued upon exercise
 of options................     1,696        --        --      --        --
Stock issued upon exercise
 of warrants...............    11,917     (1,600)      --      --        --
Stock issued through stock
 purchase plan.............       607        --        --      --        --
Tax benefit associated with
 option exercises..........     1,178        --        --      --        --
Capital contribution.......       421        --        --      --        --
Distributions..............       --         --        --      --        --
Unrealized loss on
 marketable securities.....       --         --        --      --        --
Net income for the year....       --         --        --      --        --
Cumulative translation
 adjustment................       --         --        --      --        --
Comprehensive income for
 the year..................       --         --        --      --        --
Elimination of duplicate
 activity for the six month
 period ended December 31,
 1995 resulting from the
 change in fiscal year of
 entities acquired in
 poolings-of-interests.....       --         --        --      --        --
                              -------     ------   -------  ------      ----
Balance at June 29, 1996...   100,331        --        --      --       (476)
Repurchase of stock........       --         --     96,286  (2,000)
Proceeds from issuance of
 stock, net of issuance
 costs.....................    52,916        --    (96,286)  2,000       --
Stock issued upon sale of
 warrants..................    11,917     (1,600)      --      --        --
Compensation expense in
 connection with grant of
 stock options.............       528        --        --      --        --
Stock issued upon exercise
 of options................     3,497        --        --      --        --
Stock issued for
 acquisition...............     3,979        --        --      --        --
Tax benefit associated with
 option exercises..........     3,557        --        --      --        --
Amortization of deferred
 stock compensation........       --         --        --      --        --
Conversion of preferred
 stock.....................       --         --        --      --        --
Stock issued through stock
 purchase plan.............     1,126        --        --      --        --
Buy back of Treasury
 Stock.....................       --         --        --      --        --
Distributions..............       --         --        --      --        --
Unrealized loss on
 marketable securities.....       --         --        --      --        --
Net income for the year....       --         --        --      --        --
Cumulative translation
 adjustment................       --         --        --      --        --
Comprehensive income for
 the year..................       --         --        --      --        --
Elimination of duplicate
 activity for the six month
 period ended December 31,
 1996 resulting from the
 change in fiscal year of
 entity acquired in
 pooling-of-interests......   (20,650)     1,600       --      --        --
                              -------     ------   -------  ------      ----

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                   Treasury Stock
                                                   ---------------
                                        Warrant to                     Notes
                             Additional  Acquire                     Receivable
                              Paid-In     Common                        From
                              Capital     Stock    Shares   Value   Stockholders
                             ---------- ---------- ------- -------  ------------
Balance at June 28, 1997...
 .                             157,201      --         --      --        (476)
Compensation expense in
 connection with grant of
 stock Options.............        750      --         --      --         --
Stock issued upon exercise
 of options................      1,057      --         --      --         --
Stock issued for
 acquisition...............        --       --         --      --         --
Tax benefit associated with
 option exercises..........        302      --         --      --         --
Stock issued through stock
 purchase plan.............      1,475      --         --      --         --
Unrealized gain on
 marketable securities.....        --       --         --      --         --
Net loss for the period....        --       --         --      --         --
Cumulative translation
 adjustment................        --       --         --      --         --
Comprehensive income for
 the period                        --       --         --      --         --
Adjustment to add back
 elimination of the six
 month period ended June
 30, 1997 resulting from
 the change in fiscal year
 of entity acquired in
 pooling-of-interests......        --       --         --      --         --
Elimination of duplicate
 activity for the six month
 period ended December 27,
 1997 resulting from the
 change in fiscal year of
 entities acquired in
 poolings-of-interests.....        (42)     --         --      --         --
                              --------     ----    ------- -------    -------
Balance at December 27,
 1997......................    160,743      --         --      --        (476)
Stock issued upon exercise
 of stock options..........      5,861      --         --      --         --
Repurchase of stock........        --       --     200,000  (2,546)       --
Stock issued for
 acquisition...............        129      --         --      --         --
Tax benefit associated with
 option exercises..........      9,914      --         --      --         --
Stock issued through stock
 purchase plan.............      4,873      --         --      --         --
Issuance of notes to
 stockholders..............        --       --         --      --      (1,000)
Unrealized loss on
 marketable securities.....        --       --         --      --         --
Net loss for the year......        --       --         --      --         --
Cumulative translation
 adjustment................        --       --         --      --         --
Comprehensive income for
 the period................        --       --         --      --         --
                              --------     ----    ------- -------    -------
Balance at December 26,
 1998......................   $181,520     $--     200,000 $(2,546)   $(1,476)
                              ========     ====    ======= =======    =======

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                   Accumulated Other
                                                  Comprehensive Income
                                                  --------------------
                            Deferred             Unrealized  Cumulative      Total
                             Stock     Retained Gain/Loss on Translation Stockholders'
                          Compensation Earnings Investments  Adjustment     Equity
                          ------------ -------- ------------ ----------- -------------
Balance at June 24,
 1995...................       (195)    14,760         35         (48)       33,452
Consolidation of real
 estate trust...........        --         --         --          --           (111)
Acquisition of America's
 Registry by RWI........        --         --         --          --            --
Amortization of deferred
 stock compensation.....         31        --         --          --             31
Proceeds from issuance
 of Common Stock, net of
 issuance costs.........        --         --         --          --         68,962
Stock issued upon
 exercise of options....        --         --         --          --          1,699
Stock issued upon
 exercise of warrants...        --         --         --          --         10,317
Stock issued through
 stock purchase plan....        --         --         --          --            607
Tax benefit associated
 with option exercises..        --         --         --          --          1,178
Capital contribution....        --         --         --          --            421
Distributions...........        --      (2,958)       --          --         (2,958)
Unrealized loss on
 marketable securities..        --         --         (53)        --
Net income for the
 year...................        --      12,020        --          --
Cumulative translation
 adjustment.............        --         --         --          313
Comprehensive income for
 year...................        --         --         --          --         12,280
Elimination of duplicate
 activity for the six
 month period ended
 December 31, 1995
 resulting from the
 change in fiscal year
 of entities acquired in
 poolings-of-interests..        (15)    (2,120)       --          --         (2,135)
                             ------     ------     ------      ------       -------
Balance at June 29,
 1996...................       (179)    21,702        (18)        265       123,743
Repurchase of stock.....        --         --         --          --         (2,000)
Proceeds from issuance
 of stock, net of
 issuance costs.........        --         (80)       --          --         57,443
Stock issued upon sale
 of warrants............        --         --         --          --         10,317
Compensation in
 connection with grant
 of stock options.......        --         --         --          --            528
Stock issued upon
 exercise of options....        --         --         --          --          3,497
Stock issued for
 acquisition............        --         --         --          --          3,979
Tax benefit associated
 with option exercises..        --         --         --          --          3,557
Amortization of deferred
 stock compensation.....        179        --         --          --            179
Conversion of preferred
 stock..................        --         --         --          --            --
Stock issued through
 stock purchase plan....        --         --         --          --          1,126
Buy back of Treasury
 Stock..................        --         --         --          --            --
Distributions...........        --      (3,465)       --          --         (3,465)
Unrealized loss on
 marketable securities..        --         --         (15)        --
Net income for the
 year...................        --      17,174        --          --
Cumulative translation
 adjustment.............        --         --         --          200
Comprehensive income for
 the year...............        --         --         --          --         17,359
Elimination of duplicate
 activity for the six
 month period ended
 December 31, 1996
 resulting from the
 change in fiscal year
 of the entities
 acquired in pooling-of-
 interests..............        --         169         12        (302)      (19,171)
                             ------     ------     ------      ------       -------

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except share data)

                                                    Accumulated Other
                                                   Comprehensive Income
                                                   --------------------
                            Deferred              Unrealized  Cumulative      Total
                             Stock     Retained  Gain/Loss on Translation Stockholders'
                          Compensation Earnings  Investments  Adjustment     Equity
                          ------------ --------  ------------ ----------- -------------
Balance at June 28,
 1997...................        --      35,500         (21)         163      197,092
Compensation expense in
 connection with grant
 of stock options               --         --          --           --           750
Stock issued upon
 exercise of options....        --         --          --           --         1,057
Stock issued for
 acquisitions...........        --         --          --           --           --
Tax benefit associated
 with option exercises..        --         --          --           --           302
Stock issued through
 stock purchase plan....        --         --          --           --         1,475
Unrealized gain on
 marketable securities..        --         --           43          --
Net loss for the
 period.................        --      (4,231)        --           --
Cumulative translation
 adjustment.............        --         --          --           160
Comprehensive income for
 the period.............        --         --          --           --        (4,028)
Adjustment to add back
 elimination of the six
 month period ended June
 30, 1997 resulting from
 the change in fiscal
 year of entity acquired
 in pooling-of-
 interests..............        --        (827)        --          (146)        (973)
Elimination of duplicate
 activity for the six
 month period ended
 December 27, 1997
 resulting from the
 change in fiscal year
 of the entities
 acquired in pooling-of-
 interests .............        --      (1,738)        --           --        (1,780)
                             ------    -------      ------      -------     --------
Balance at December 27,
 1997...................        --      28,704          22          177      193,895
Stock issued upon
 exercise of stock
 options................        --         --                                  5,861
Repurchase of stock.....        --         --          --           --        (2,546)
Stock issued for
 acquisition............        --         --          --           --           129
Tax benefit associated
 with option exercises..        --         --          --           --         9,914
Stock issued through
 stock purchase plan....        --         --          --           --         4,873
Issuance of notes to
 stockholders...........        --         --          --           --        (1,000)
Unrealized loss on
 marketable securities..        --         --          (22)         --
Net loss for the year...        --     (31,346)        --           --
Cumulative translation
 adjustment.............        --         --          --            27
Comprehensive loss for
 the year...............        --         --          --           --       (31,341)
                             ------    -------      ------      -------     --------
Balance at December 26,
 1998...................        --     $(2,642)        --       $   204     $179,785
                             ======    =======      ======      =======     ========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)

                                                       Six Months
                                 Year Ended Year Ended    Ended      Year Ended
                                  June 29,   June 28,  December 27, December 26,
                                    1996       1997        1997         1998
                                 ---------- ---------- ------------ ------------
Cash flows from operating
 activities:
 Net income (loss).............   $12,020    $ 17,174    $(4,231)     $(31,346)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities:
 Depreciation and
  amortization.................     2,129       3,947      5,099        10,748
 Provision for losses on
  accounts receivable..........       539         902      1,274        12,703
 Deferred income taxes.........      (406)      4,129        (97)       (3,624)
 Compensation expense on stock
  options......................        31         494        750           --
 Loss on writedown of fixed
  assets.......................       --          --         --          4,159
 Write down of goodwill........       --          --         --         26,409
 Changes in operating assets
  and liabilities:
  Accounts receivable..........   (19,512)    (39,041)   (26,677)      (50,263)
  Other current assets.........      (726)     (2,478)    (2,708)       (6,063)
  Other assets.................      (287)     (1,093)    (3,446)       (8,757)
  Accounts payable.............     4,538      (3,463)    (3,789)       (2,202)
  Other accrued expenses.......     6,566       3,523     15,380        18,410
  Accrued salaries and wages...     2,350         331      1,134         2,306
  Income taxes payable.........     1,688       2,041     (1,381)          --
  Other liabilities............        94          51        127          (525)
                                  -------    --------    -------      --------
   Net cash provided by (used
    for) operating activities..     9,024     (13,483)   (18,565)      (28,045)
                                  -------    --------    -------      --------
Cash flows from investing
 activities:
 Cash disbursed for
  acquisitions, net of cash
  acquired.....................       --      (41,543)   (36,987)      (24,331)
 Increase in notes receivable
  from officers................    (1,021)        (90)       (31)       (1,134)
 Repayment of notes receivable
  from officers................     2,548         928      1,383           193
 Repayment of notes receivable
  related party................       --          --         --            243
 Increase in notes receivable..       (25)     (1,559)       (81)          --
 Issuance of note receivable
  from stockholders............       --          --         --         (1,000)
 Investment in capitalized
  software.....................       --          --      (1,361)          --
 Purchases of marketable
  securities...................   (46,267)   (246,679)   (91,926)          --
 Sales and maturities of
  marketable securities........    33,194     231,579    114,734         5,845
 Purchases of fixed assets.....    (5,384)     (8,216)   (10,480)      (14,436)
                                  -------    --------    -------      --------
   Net cash used for investing
    activities.................   (16,955)    (65,580)   (24,749)      (34,620)
                                  -------    --------    -------      --------
Cash flows from financing
 activities:
 Cash proceeds from issuance of
  common stock.................    81,876      67,127        --            --
 Cash payments to repurchase
  common stock.................       --       (2,000)       --         (2,546)
 Proceeds from reissuance of
  treasury stock...............       --        1,920        --            --
 Cash proceeds from exercise of
  stock options................     1,181       3,498      1,057         5,861
 Cash proceeds from stock
  purchase plan................       --        1,135      1,473         4,873
 Net borrowings (payments) on
  lines of credit..............   (12,481)      3,507     31,234        47,382
 Net repayments of stockholder
  loans........................       --          --         --            --
 Proceeds from issuance of
  long-term debt...............     2,689         384      4,047           311
 Repayments of short-term
  borrowings...................    (2,145)        --         --            --
 Principal payments on long-
  term debt and capital lease
  obligations..................    (3,697)     (2,564)    (3,292)       (2,242)
 Capital contribution..........       421         --         --            --
 Distributions.................    (2,958)     (3,465)      (925)          --
                                  -------    --------    -------      --------
   Net cash provided by
    financing activities.......    64,886      69,542     33,594        53,639
                                  -------    --------    -------      --------
Effect of exchange rates on
 cash and cash equivalents.....       313          84        169            27
Addition of activity for Hunter
 for January to June 1997 (Note
 3)............................       --          --         200           --
Elimination of duplicated
 activity from July to December
 (Note 3)......................      (855)    (25,057)      (706)          --
                                  -------    --------    -------      --------
Net increase (decrease) in cash
 and cash equivalents..........    56,413     (34,494)   (10,057)       (8,999)
Cash and cash equivalents,
 beginning of period...........     8,094      64,507     30,013        19,956
                                  -------    --------    -------      --------
Cash and cash equivalents, end
 of period.....................   $64,507    $ 30,013    $19,956      $ 10,957
                                  =======    ========    =======      ========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid for interest........   $ 2,260    $  1,311    $ 1,324      $  5,945
 Cash paid for income taxes....   $ 2,060    $ 10,269    $10,589      $ 12,394

  See additional disclosure of non-cash investing and financing activity in Notes 3, 4, 7, 8, 10 and 15.

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company"), formerly known as The Registry, Inc., is a global provider of business and technology consulting services to organizations with complex IT operations in a broad range of industries. The Company's offerings are categorized into four segments: Business Strategy, Enterprise Solutions, Government Solutions, and Information Technology ("IT") Consulting Services. The Business Strategy Group provides management consulting and technology integration services in connection with performance support systems. The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Solutions Group provides specialized management and technology consulting services to the public sector. The IT Consulting Services Group provides consulting services centered around application design, implementation and support. The Company's primary locations are in North America with subsidiaries in Europe and Asia/Pacific (see Note 18).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The accompanying financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On November 26, 1996, November 27, 1996, July 31, 1997, and November 26, 1997, the Company completed the acquisitions of Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), Renaissance Solutions, Inc. ("RSI"), and The Hunter Group, Inc. ("Hunter"), respectively. On December 31, 1996, RSI completed the acquisition of International Systems Services Corporation ("ISS"). On March 31, 1998 and April 2, 1998, the Company completed the acquisitions of Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of each of these entities with the Company for all periods presented (see Note 3). In addition, the accompanying financial statements include the accounts of several entities acquired in purchase transactions, subsequent to their respective acquisition dates (see Note 4), as well as the accounts of a real estate trust (the "Trust") which is substantially controlled by the Company, subsequent to the renegotiation of certain lease terms on September 19, 1995 (see Note 16). All material intercompany balances and transactions have been eliminated.

 Fiscal Year

  Effective with the period ended December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. RSI, ARI and SCR previously utilized a December 31 year end. Upon acquisition, RSI, ARI and SCR changed their fiscal year ends to the last Saturday in June to conform to the Company's previous fiscal year. Hunter, Neoglyphics, and Triad previously utilized a December 31 year end. Upon acquisition, Hunter, Neoglyphics, and Triad changed their fiscal year ends to the last Saturday in December to conform to the Company's fiscal year (see Note 3).

  The six month period ended December 27, 1997 (the "Transition Period") reflects the results of operations and cash flows for the six months then ended for the Company and all of its subsidiaries. The results of operations and of cash flows for the years ended June 29, 1996, June 28, 1997, and December 26, 1998 are for 53 weeks, 52 weeks and 52 weeks, respectively.

  The unaudited results of operations for the six month period ended December 28, 1996 included revenues of $214,774,000, cost of revenues of $150,052,000, selling, general and administrative expenses (including acquisition-related expenses) of $58,862,000, income from operations of $5,860,000, income before taxes of

                          RENAISSANCE WORLDWIDE, INC.

$7,689,000 and net income of $1,654,000. Earnings per share-basic for the period was $0.03. Earnings per share-diluted for the period was $0.03. In the opinion of management, the above unaudited amounts include all adjustments, consisting solely of normal recurring adjustments, necessary to present fairly the Company's consolidated results of operations for the six months ended December 28, 1996.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of short term federal notes and money market securities bearing interest at a weighted average rate of approximately 4.5% at December 26, 1998. The investments are carried at cost plus accrued interest, which approximates market value. The Company considers such securities to be classified as "available-for-sale" under Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

 Revenue Recognition

  The Company's revenue is primarily comprised of fees for consulting services. The majority of the Company's revenue is from contracts on a time and materials basis and is recognized as the services are performed. The remainder of the Company's contracts are on a fixed-price basis, and revenue from those contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated hours at estimated realizable rates. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. Revenues are reported net of reimbursable expenses which are typically billed and collected from clients. Losses, if any, are provided for in the period in which the loss is determined. Amounts received in excess of revenue recognized are recorded as deferred revenue.

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

  Fees on fixed-price contracts are generally billable to clients upon the achievement of specified milestones. Unbilled revenue was $5,174,000, $7,913,000, and $23,073,000, at June 28, 1997, December 27, 1997, and December
26, 1998 respectively.

  No single customer accounted for more than 10% of revenues or more than 10% of accounts receivable for any period presented.

                          RENAISSANCE WORLDWIDE, INC.

 Fixed Assets

  Fixed assets are stated at cost. Additions, renewals and betterments of fixed assets are capitalized. Repair and maintenance expenditures for minor items are generally expensed as incurred. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives:

   Buildings and improvements.................. 31 1/2 years
   Computer equipment.......................... 5 years
   Furniture and equipment..................... 5 to 7 years
   Motor vehicles.............................. 5 years
   Leasehold improvements...................... Lesser of lease term or 20 years

  In March 1998, the FASB issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 was effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policies conform with the requirements of this statement. The Company has capitalized $3.6 million in 1998 in relation to the Peoplesoft implementation. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

 Advertising Costs

  Advertising costs are recorded as expense when incurred.

 Income Taxes

  The Company utilizes the asset and liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, utilizing currently enacted tax rates. The effect of any future change in tax rates is recognized in the period in which the change occurs.

  Certain of the Company's subsidiaries had previously elected to be treated as small business corporations for income tax purposes with income or loss and credits passed through to the stockholders. These elections were subsequently terminated prior to or upon acquisition by the Company and the net deferred tax asset or liability as of the date of acquisition has been included in the provision for income taxes in the period of termination.

  Certain of the Company's subsidiaries had previously utilized the cash method of accounting for income taxes. Upon acquisition by the Company, these subsidiaries converted to the accrual method of accounting for income taxes.

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only (See
Note 12).

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                          RENAISSANCE WORLDWIDE, INC.

disclosure of contingencies at June 28, 1997, December 27, 1997, and December 26, 1998 and the reported amounts of revenues and expenses for the two years in the period ended June 28, 1997, the six month period ended December 27, 1997 and the year ended December 26, 1998. Actual results could differ from those estimates.

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

 Segment Reporting

  In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", redefining the segments to be those used by management for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position but did affect the disclosure of segment information (see Note 18).

 Other Comprehensive Income

  In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Deferred taxes have not been provided on cumulative translation adjustments because deferred taxes have not been provided on unremitted earnings (see Note 10). Deferred taxes and any reclassification adjustments related to unrealized gains/losses on investments are insignificant.

 Translation of Foreign Currencies

  The functional currency of the Company's subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other income (expense).

 Net Income Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share". SFAS No. 128 specifies modifications to the Renaissance Worldwide, Inc. calculation of earnings per share from that previously used by the Company. Under SFAS No. 128, "earnings per share-basic" is calculated based upon the weighted average number of common shares actually outstanding, and "earnings per share-diluted" is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the

                          RENAISSANCE WORLDWIDE, INC.

treasury stock method, and the assumed conversion of ARI's preferred stock (see Note 11). However, potential common stock has been excluded from the calculation of diluted earnings per share for the six months ended December 27, 1997 and the year ended December 26, 1998, as its effect would be anti-dilutive.


  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                  Year Ended
                          --------------------------- Six Months Ended     Year Ended
                          June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                          ------------- ------------- ----------------- -----------------
                                                (in thousands)
Weighted average number
 of common shares
 outstanding--basic.....     42,885        50,495          54,537            55,418
Assumed exercise of
 stock options, using
 the treasury stock
 method.................      2,641         3,553             --                --
Assumed exercise of
 warrants, using the
 treasury stock method..        104           --              --                --
Assumed conversion of
 ARI's preferred stock..      1,232           559             --                --
                             ------        ------          ------            ------
Weighted average number
 of common and potential
 common shares
 outstanding--diluted...     46,862        54,607          54,537            55,418
                             ======        ======          ======            ======

3. ACQUISITION OF SUBSIDIARIES--POOLING OF INTERESTS

 Fiscal 1998 Poolings of Interests

  In March 31, 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics. Neoglyphics is an Internet development and applications company based in Chicago, Illinois and is a part of the e-commerce business unit within the Enterprise Solutions group. Pursuant to the agreement, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

  On April 2, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Triad. Triad is an information technology consulting firm performing services similar to those of the IT Consulting Services group of the Company. Pursuant to the agreement, each share of Triad common stock was converted into the right to receive 24,409.2 shares of Renaissance common stock.

  In total, 4,554,760 shares of the Company's common stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's common stock.

  Neoglyphics and Triad each had a calendar year end and the results of operations for the years ended December 31, 1995, December 31, 1996 and December 31, 1997 were combined with the results of operations for Renaissance's fiscal years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. Additionally, the financial position of Neoglyphics and Triad as of December 31, 1994, 1995 and 1996 have been combined with the Company's financial position as of June 24, 1995, June 29, 1996, and June 28, 1997, respectively. In order to conform Neoglyphics' and Triad's year end to Renaissance's fiscal year end, the consolidated statement of income for the six months ended December 27, 1997 includes six months (July to December 1997) for Neoglyphics and Triad which has also been included in the consolidated statement of income for the fiscal year ended June 28, 1997. An adjustment has been made to retained earnings in the transition period ended December 28, 1997 to eliminate the duplication of net income of Neoglyphics and Triad for such six month period.

                          RENAISSANCE WORLDWIDE, INC.

 Transition Period Poolings of Interests

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

  RSI had a calendar year end and the results of operations for the years ended December 31, 1995 and December 31, 1996 were combined with the results of operations for Renaissance's fiscal years ended June 24, 1995 and June 29, 1996, respectively. Additionally, the financial position of RSI as of December 31, 1995 and 1996 has been combined with the Company's financial position as of June 24, 1995 and June 29, 1996, respectively. In order to conform RSI's year end to Renaissance's fiscal year end, the consolidated statement of income for fiscal 1997 includes six months (July to December 1996) for RSI which has also been included in the consolidated statement of income for the fiscal year ended June 29, 1996. An adjustment has been made to retained earnings in fiscal 1997 to eliminate the duplication of net income of RSI for such six month period.

  Hunter had a calendar year end and the results of operations for the years ended December 31, 1994, December 31, 1995 and December 31, 1996 were combined with the results of operations for Renaissance's fiscal years ended June 24, 1995, June 29, 1996 and June 28, 1997, respectively. Additionally, the financial position of Hunter as of December 31, 1994, 1995 and 1996 has been combined with the Company's financial position as of June 24, 1995, June 29, 1996, and June 28, 1997, respectively. In order to conform Hunter's year end to Renaissance's fiscal year end, the consolidated statement of income omits six months (January to June 1997) for Hunter. An adjustment has been made to retained earnings in the Transition Period to add back the net loss for Hunter for such six month period.

 Fiscal 1997 Poolings of Interests

  On November 26, 1996, pursuant to an Agreement and Plan of Merger dated October 30, 1996, the Company, through a wholly-owned subsidiary, acquired ARI. ARI is an information technology consulting firm performing services similar to those of the IT Consulting Services group of the Company. Pursuant to the agreement, each outstanding share of ARI common stock was converted into the right to receive .548856 shares of the Company's common stock. The Company also assumed outstanding options for the purchase of ARI common stock at the same conversion ratio. Immediately prior to the acquisition, there were 5,217,000 shares of ARI common stock and options to purchase 794,000 shares of ARI common stock outstanding.

                          RENAISSANCE WORLDWIDE, INC.

  On November 27, 1996, pursuant to an Agreement and Plan of Merger dated November 2, 1996, the Company, through a wholly-owned subsidiary, acquired SCR. SCR is an information technology consulting firm performing services similar to those of the IT Consulting Group of the Company. Pursuant to the agreement, each outstanding share of SCR common stock was converted into the right to receive 273.539 shares of the Company's Common Stock. Pursuant to the provisions of the Iowa Business Corporation Act (the "IBCA"), a stockholder of SCR holding 352 shares of SCR common stock perfected dissenters' rights under the IBCA and was paid $2,000,000 in redemption of such shares.

  On December 31, 1996, the Company, through its RSI subsidiary, acquired ISS, a Connecticut corporation. ISS is a consulting firm providing business and management consulting services. Pursuant to the agreement, all of the outstanding capital stock of ISS was acquired in exchange for 1,310,000 shares of RSI common stock (equal to 2,096,000 shares of the Company's Common Stock pursuant to the July 31, 1997 merger of RSI with the Company).

  In total, 6,797,548 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of ARI, SCR and ISS. In addition, outstanding stock options to purchase ARI common stock were converted into options to purchase 435,810 shares of the Company's common stock.

  ARI and SCR each had a calendar year end and the results of operations for ARI and SCR for the year ended December 31, 1995 have been combined with the results of operations for the Company's fiscal year ended June 24, 1995. Additionally, the financial position of ARI and SCR as of December 31, 1995 has been combined with the Company's financial position as of June 24, 1995. In order to conform ARI and SCR's year end to the Company's fiscal year end, the consolidated statement of income for fiscal 1996 includes six months (July to December 1995) for both companies which are also included in the consolidated statement of income for the fiscal year ended June 24, 1995. An adjustment has been made to retained earnings in fiscal 1996 to eliminate the duplication of net income of ARI and SCR for such six month period.

  There were no material transactions between the Company, ARI, SCR, ISS, RSI, Hunter, Neoglyphics or Triad during any of the periods presented. No material adjustments to net assets or results of operations were necessary to conform the accounting practices of ARI, SCR, ISS, RSI, Hunter, Neoglyphics or Triad to that of the Company. Certain reclassifications were made to the financial statements of ARI, SCR, ISS, RSI, Hunter, Neoglyphics and Triad to conform with the Company's classifications. All costs associated with the acquisitions have been expensed as incurred.

                          RENAISSANCE WORLDWIDE, INC.

  Separate results of operations for the periods prior to the acquisitions of ARI, SCR, ISS, RSI, Hunter, Neoglyphics and Triad by the Company were as follows:

                                           Year Ended
                                     ------------------------
                                                                 Six Months
                                     June 29,     June 28,          Ended
                                       1996         1997      December 27, 1997
                                     --------  -------------- -----------------
                                               (in thousands)
Revenue
  Renaissance Worldwide, Inc........ $145,588     $324,766(a)     $285,937 (c)
  Application Resources, Inc........   37,615          -- (a)          --  (c)
  Shamrock Computer Resources,
   Ltd..............................   33,675          -- (a)          --  (c)
  International Systems Services
   Corporation......................   17,666          -- (b)          --  (c)
  Renaissance Solutions, Inc........   34,784       64,277(b)          --  (c)
  The Hunter Group, Inc.............   19,554       39,215             --  (c)
  Neoglyphics Media Corporation.....    4,511        9,539           6,241
  Triad Data, Inc...................   39,670       52,036          27,941
                                     --------     --------        --------
    Combined........................ $333,063     $489,833        $320,119
                                     ========     ========        ========
Net income (loss)
  Renaissance Worldwide, Inc........ $  2,543     $ 10,900(a)     $ (5,969)(c)
  Application Resources, Inc........    1,228          -- (a)          --  (c)
  Shamrock Computer Resources,
   Ltd..............................    2,861          -- (a)          --  (c)
  International Systems Services
   Corporation......................     (704)         -- (b)          --  (c)
  Renaissance Solutions, Inc........    2,474        3,217(b)          --  (c)
  The Hunter Group, Inc.............     (399)         443             --  (c)
  Neoglyphics Media Corporation.....      689        1,295             559
  Triad Data, Inc...................    3,328        1,319           1,179
                                     --------     --------        --------
    Combined........................ $ 12,020     $ 17,174        $ (4,231)
                                     ========     ========        ========
Other changes in stockholders'
 equity
  Renaissance Worldwide, Inc........ $ 33,003     $ 51,027(a)      $ 2,814 (c)
  Application Resources, Inc........        3          -- (a)          --  (c)
  Shamrock Computer Resources, Ltd..   (1,416)         -- (a)          --  (c)
  International Systems Services
   Corporation......................      --           -- (b)          --  (c)
  Renaissance Solutions, Inc........   48,815       26,917(b)          --  (c)
  The Hunter Group, Inc.............        1          285             --  (c)
  Neoglyphics Media Corporation.....      --            42            (601)
  Triad Data, Inc...................      --        (2,925)         (1,179)
                                     --------     --------        --------
    Combined........................ $ 80,406     $ 75,346        $  1,034
                                     ========     ========        ========

--------
(a) Includes the results of ARI and SCR, which were acquired by the Company during the year ended June 28, 1997
(b) Includes the results of ISS, which was acquired by RSI during the year ended June 28, 1997
(c) Includes the results of ARI, SCR, ISS, RSI and Hunter, which were acquired by the Company prior to December 27, 1997

                          RENAISSANCE WORLDWIDE, INC.

4. ACQUISITION OF SUBSIDIARIES--PURCHASES

 Fiscal 1998 Purchases

  Exad Galons: On March 12, 1998, the Company, through a wholly-owned subsidiary, completed the acquisition of the outstanding common stock of Exad Galons, a French corporation headquartered in Paris, France, for $5.0 million in cash.

  Hackenberg & Partner: On March 25, 1998, the Company, through a wholly-owned subsidiary completed the acquisition of all of the outstanding common stock of Hackenberg & Partner ("Hackenberg"), a German corporation based in Starnberg, Germany, for $3.2 million in cash.

  Both Exad Galons and Hackenberg are business process and information technology consulting firms both of which augment the international presence of the Enterprise Solutions Group.

  IPAT: On June 30, 1998, the Company, through a wholly-owned subsidiary completed the acquisition of all of the outstanding common stock of IPAT, an Ohio corporation based in Cinncinati, Ohio, for $4.3 million in cash. IPAT provides information technology implementation and consulting services primarily to governmental entities.

  The aggregate purchase price and related costs associated with Exad Galons, Hackenberg and IPAT (collectively the "Fiscal 1998 Acquisitions") was
$12.5 million. The purchase price has been allocated to the assets and liabilities assumed and the excess of the purchase price over the fair value of the acquired assets and liabilities has been allocated to goodwill which will be amortized on a straight line basis over a period up to 30 years.

  In connection with these acquisitions, the Company may pay contingent consideration of $8.3 million based upon certain earnout arrangements. Such amounts will be recorded as additional purchase price when paid.

 Transition Period Purchases

  During the transition period ended December 27, 1997, the Company acquired four companies: McClain Group, Inc., Technomics Consultants International, Inc., Eligibility Management Systems, Inc., and Cambridge Software Group. The aggregate purchase price and related costs associated with the Transition Period Acquisitions was $37.5 million which has been allocated to the assets and liabilities assumed based upon their fair value on the date of acquisition. The excess of the purchase price over this fair value of acquired assets and liabilities has been allocated to goodwill which is being amortized on a straight line basis over a period up to 30 years.

  In connection with the Transition Period Acquisitions, the Company may pay contingent consideration of up to $12.6 million based upon certain earnout arrangements. Such amounts are recorded as additional purchase price when paid.

 Fiscal 1997 Purchases

  During the fiscal year ended June 28, 1997, the Company acquired five companies: Morris Information Systems, Sun-Tek Consultants, Inc., Sterling Information Group, James Duncan & Associates ("JDA"), and Connexus Consulting Group, Inc. In addition, during Fiscal 1997, prior to the merger with the Company, RSI acquired two companies: COBA Consulting Limited ("COBA UK") and C.M. Management Systems Ltd., Inc. ("COBA-Boston"). These acquisitions are collectively referred to as the "Fiscal 1997 Acquisitions". The aggregate purchase price and related costs associated with the Fiscal 1997 Acquisitions was $38.0 million plus 266,528 shares of the Company's common stock, which has been allocated to the assets acquired and liabilities assumed based upon their fair value on the date of acquisition. The excess of purchase price over the fair value of acquired net assets has been allocated to goodwill which is being amortized over a period of up to 30 years.

                          RENAISSANCE WORLDWIDE, INC.

  In connection with the Fiscal 1997 Acquisitions, the Company may pay contingent consideration of up to $32.3 million based on certain earn-out arrangements. Such amounts, if paid, will be recorded as additional purchase price. The acquisition agreement of COBA-Boston contained certain change of control provisions which were triggered upon the acquisition of RSI by Renaissance. This resulted in the acceleration of $9.3 million of contingent consideration, $6.9 million of which was paid in fiscal 1998 and the remainder has been accrued and is included in accrued expenses at December 26, 1998.

  The pro forma results of operations, assuming that the acquisition of the Fiscal 1998 Acquisitions, the Transition Period Acquisitions and the Fiscal 1997 Acquisitions occurred at the beginning of the year ended June 28, 1997, the six months ended December 27, 1997, or the year ended December 26, 1998 would not materially differ from the Company's reported results of operations.

5. MARKETABLE SECURITIES

  Marketable securities are classified as available for sale and consist of U.S. Treasury Notes, Federal Agency Bonds and Corporate Bonds having maturity dates of more than three months and are stated at fair value. Aggregate net unrealized holding gains/(losses) of $(21,000) and $22,000 at June 28, 1997 and December 27, 1997, respectively, have been included as a separate component of stockholders' equity in the accompanying consolidated balance sheet. Certain information with respect to the Company's marketable securities as of June 28, 1997 and December 27, 1997 is presented below:

                                                     Gross      Gross
                                                   Unrealized Unrealized
                                         Amortized  Holding    Holding    Fair
              Security Type                Cost      Gains      Losses    Value
              -------------              --------- ---------- ---------- -------
                                                      (in thousands)
                                                       June 28, 1997
   U.S. Treasury Notes.................   $ 4,331     $--        $ 18    $ 4,313
   Federal Agency Bonds................    16,688      --          17     16,671
   Commercial Paper....................     7,677       14        --       7,691
                                          -------     ----       ----    -------
                                         $28,696      $ 14       $ 35    $28,675
                                          =======     ====       ====    =======
                                                     December 27, 1997
   U.S. Treasury Notes.................   $ 4,331     $ 13       $--     $ 4,344
   Federal Agency Bonds................     1,514        9        --       1,523
                                          -------     ----       ----    -------
                                          $ 5,845     $ 22       $--     $ 5,867
                                          =======     ====       ====    =======

  The Company had no marketable securities at December 26, 1998. The fair values of marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                           June 28, December 27,
                                                             1997       1997
                                                           -------- ------------
                                                              (in thousands)
   Due in one year or less................................ $21,787     $2,057
   Due after one through three years......................   6,888      3,810
                                                           -------     ------
     Total................................................ $28,675     $5,867
                                                           =======     ======

                          RENAISSANCE WORLDWIDE, INC.

6. CONSOLIDATED BALANCE SHEET DETAILS

                                               June
                                                28,   December 27, December 26,
                                               1997       1997         1998
                                              ------- ------------ ------------
                                                       (in thousands)
Fixed assets:
  Land....................................... $   360   $   360      $   360
  Building...................................   1,439     1,439        1,439
  Computer equipment and software............  13,989    21,879       27,789
  Furniture and equipment....................   8,346     9,270       10,711
  Motor vehicles.............................     144       116           66
  Leasehold and building improvements........   2,237     4,331        5,702
                                              -------   -------      -------
    Total fixed assets.......................  26,515    37,395       46,067
  Less: accumulated depreciation and
   amortization..............................   7,160    10,664       14,910
                                              -------   -------      -------
    Net fixed assets......................... $19,355   $26,731      $31,157
                                              =======   =======      =======
Other accrued expenses
  Accrued employee benefits.................. $ 5,389   $ 6,245      $10,662
  Accrued commissions and bonuses............   3,334     7,323       12,394
  Accrued acquisition costs..................   1,169     3,655        4,305
  Accrued contingent consideration...........   3,466    14,305        7,063
  Accrued restructuring reserve..............     --        --         2,872
  Other accrued expenses.....................   5,512     9,821       19,632
                                              -------   -------      -------
                                              $18,870   $41,349      $56,928
                                              =======   =======      =======

7. NOTES RECEIVABLE AND RELATED PARTY TRANSACTIONS

  Notes receivable due in March 2001 include $1,500,000 at June 28, 1997 and December 27, 1997, and $985,000 at December 26, 1998 from an unrelated third party corporation. This note bears interest at the LIBOR rate plus 2.5% (8.22% at June 28, 1997, 8.16% at December 27, 1997, and 7.713% at December 26,
1998), which is payable quarterly. This note is secured by an interest in all of the assets of the corporation subject to a prior security interest under the corporation's bank debt and line of credit, and the personal guarantee of the corporation's majority stockholder.

  Notes receivable from officers represents notes due from various senior officers of the Company and bear interest at the prime rate (8.5% at June 28, 1997, 8.5% at December 27, 1997, and 7.75% at December 26, 1998).

  Notes receivable from stockholders of $476,000 at June 28, 1997 and December 27, 1997, and $1,476,000 at December 26, 1998, which are included as a reduction of stockholders' equity in the accompanying balance sheet, include promissory notes from two of ARI's officers totaling $226,000 for the exercise of stock options bearing interest at a variable rate based upon federal income tax requirements (approximately 6.5% at June 28, 1997, and 6% at December 27, 1997 and December 26, 1998), two demand notes from an individual who was the sole stockholder of Hunter totaling $250,000, which accrue interest at 5%, and notes issued to various employees to purchase the Company's common stock totaling $1,000,000 which accrue interest at 7.0%.

  During the year ended June 28, 1997, the Company entered into a contract with an entity controlled by the president of the Company to utilize an airplane for corporate travel purposes. The Company pays for such usage on a per-flight basis at a rate which management believes approximates market prices. Total amounts incurred to this entity during the year ended June 28, 1997, the six months ended December 27, 1997, and the year ended December 26, 1998 were $100,000 and $267,000, and $291,000 respectively.

                          RENAISSANCE WORLDWIDE, INC.

8. RESTRUCTURING AND OTHER ASSET WRITE-DOWNS

  The net restructuring and other asset write-downs of $36.1 million in 1998 included a $21.4 million charge for the write-down of the Company's COBA U.K. business and a $5.7 million charge for the write-down of goodwill and other assets associated with the Company's Technomics business, both recorded in the fourth quarter of 1998. In connection with certain business unit and functional realignments made by the Company, a decision was made to dispose of these non-performing Strategy business units. No proceeds are anticipated from the discontinuance of these business units.


  Net restructuring and other asset write-downs also included $9.0 related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities and personnel recorded in the third quarter of 1998. Details of the charges and the activity recorded during 1998 are as follows:

                             Discontinuance   Severance    Write-down
                            And Consolidation and Other   of Equipment   Total
                               Of Offices       Costs   and Other Assets Costs
Total restructuring and
 other asset write-downs         $1,254        $4,198        $3,528      $8,980
Total charges through
 year-end
 Non-cash costs
 Payments                           --            --          2,938       2,938
Balance, December 26, 1998          205         2,965           --        3,170
                                 ------        ------        ------      ------
                                 $1,049        $1,233        $  590      $2,872
                                 ======        ======        ======      ======

  The write-down of equipment and other assets relates primarily to software and other computer equipment no longer utilized by the Company. Charges for the discontinuance and consolidation of offices are related to future lease payments related to vacated properties in excess of estimated sublease income. Severance and other costs include expenses related to the termination of approximately 50 employees, primarily in certain business initiatives the Company decided to exit, and amounts owed under recruiting contracts for positions which were eliminated.

  The Company currently expects the remaining restructuring accrual to be utilized, primarily through cash disbursements funded from operations or the use of additional borrowings in 1999.

9. FINANCING ARRANGEMENTS

 Lines of Credit

  Renaissance: The Company has a line of credit facility in place which provides a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $85 million, payable on demand. Interest is payable monthly in arrears at the bank's prime rate plus .5% (9.0% at June 28, 1997, 9.0% at December 27, 1997, and 8.25% at December 26, 1998) or the LIBOR rate plus 2.5% (8.64% at June 28, 1997, 8.16% at December 27, 1997, and 7.71%
at December 26, 1998), at the option of the Company. The line of credit is collateralized by all of the assets of the Company, excluding the assets of the Trust, contains certain restrictions, including limitations on the amount of distributions which can be made to stockholders, purchases of fixed assets, and loans which can be made to officers, and requires the maintenance of certain financial covenants.

  This line of credit was scheduled to expire in February 1999 but was extended. This line was terminated on March 24, 1999.

                          RENAISSANCE WORLDWIDE, INC.

  In February of 1999, the Company entered into a new line of credit with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest is payable monthly in arrears at the LIBOR rate plus 2.0% on the higher of the bank's prime rate or the Fed Funds rate plus .50%, plus .75%, at the Company's option. The line is collateralized by all of the assets of the Company, contains certain restrictions, and requires maintenance of certain financial covenants. The new line of credit is for a 90 day term until syndication of a senior credit facility committed to by the bank consisting of a $100 million Revolving Credit Facility and a $50 million three year term loan facility is executed. This line was used to fund the debt previously funded by the line of credit which was terminated on March 24, 1999.

  In addition to these lines of credit, the Company assumed with certain acquisitions additional revolving credit facilities, which collectively allowed borrowings of up to $15 million at interest rates ranging from, prime to prime plus 2.5%. These credit facilities were terminated during 1998 concurrent with increase of the company's primary line of credit to $85 million.

  In June 1997, the Company entered into a line of credit agreement with a foreign bank to provide an overdraft facility of 1,400,000 British Sterling to JDA. This facility matures on January 31, 1998 and is secured by a $2.0 million standby letter of credit from a U.S. bank. The Company is required to maintain this level of cash in this bank. There was $1.5 million, $1.5 million and $1.0 million drawn on this facility as of June 28, 1997, December 27, 1997, and December 26, 1998, respectively. Interest is payable quarterly at the bank's base rate plus 0.875% (7.35% at June 28, 1997, 8.125% at December 27, 1997, and 8.625% at December 26, 1998) for amounts up to 1,000,000 British Sterling and the bank's base rate plus 2.0% for amounts over this level.

  Neoglyphics: At June 29, 1996 Neoglyphics had a $0.6 million line of credit with a bank, which was amended to $2.0 million on December 12, 1997, collaterialized by a promissory note and security agreement covering substantially all of Neoglyphics' assets. Interest is payable at one point above the bank's base rate (8.5% at June 29, 1996 and 8.5% at December 28, 1997) Borrowings under the line were, $13,000 at June 28, 1997, $700,000 at December 28, 1997, and $1,734,000 at December 26, 1998.

 Long-Term Debt

  Long term debt consists of the following:

                                             June 28, December 27, December 26,
                                               1997       1997         1998
                                             -------- ------------ ------------
                                                       (in thousands)
Note payable due December 1997.............. $   129    $   129         --
Notes payable due November 30, 1998.........     375        250         --
Note payable due November 30, 1998..........     113         37         --
Note payable due December 31, 1998..........      10         10         --
Notes payable due August 1, 1999............     --       3,748       1,500
Note payable due December 31, 1999..........     --         108          61
Note payable due May 2000...................     --         --          169
Notes payable due June 30, 2000.............     167        167         128
Notes payable due June 30, 2000.............     --         --          283
9.375% term loan due August 27, 2010........   1,387      1,378       1,360
6.75% term loan due April 1, 2013...........     663        651         626
                                             -------    -------       -----
                                               2,844      6,478       4,127
Less: Current portion.......................     560      2,876       1,803
                                             -------    -------       -----
                                              $2,284    $ 3,602       2,324
                                             =======    =======       =====

                          RENAISSANCE WORLDWIDE, INC.

  The note payable due December 1997 resulted from Renaissance's acquisition of JDA in December 1996 (see Note 4). These notes were paid in full via stock to the principal employees of JDA in January 1998.

  The notes payable due November 30, 1998 resulted from Renaissance's acquisition of the former Axiom Consulting Group, Inc. in November 1994. The notes were unsecured and were payable to the former stockholders of Axiom Consulting Group, Inc. in semi-annual installments of $125,000, plus interest at the prime rate published in The Wall Street Journal, beginning in May 1996.

  The note payable due November 30, 1998 was due to a former executive of Hunter. The note was unsecured and non-interest bearing and due in installments of $40,000 paid in January 1997 and four semi-annual installments of $18,000 beginning in May 1997.

  The note payable due December 31, 1998 was payable in monthly installments of $904, including interest at an annual rate of 8.5%. A vehicle secured the note.

  The notes payable due August 1, 1999 resulted from Renaissance's acquisition of EMS in August 1997. The notes are unsecured and payable to the former stockholders of EMS. The Company paid $0.3 million in December 1997 and $1.8 million in January 1998. An additional $1.0 million is payable in two semi-annual installments beginning in August 1998 and an additional $1.0 million is payable in August 1999.

  The note payable due December 31, 1999 relates to an acquisition made by RSI prior to its acquisition by the Company. The note is unsecured and non-interest bearing.

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

  In July 1997, Neoglyphics entered into an installment note agreement with a bank for up to $300,000. Monthly installments of principal and interest are based on the amount drawn with a maximum monthly payment of $6,301. Final payment is due June 30, 2000. The note is collaterialized by substantially all assets of Neoglyphics and bears interest at one point above the bank's base rate, (8.5% at December 27, 1997).

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

                          RENAISSANCE WORLDWIDE, INC.

  Aggregate maturities of long-term debt are as follows at December 26, 1998 (in thousands):

   1999................................................................... $1,874
   2000...................................................................    466
   2001...................................................................     55
   2002...................................................................     60
   2003...................................................................     64
   Thereafter.............................................................  1,708
                                                                           ------
     Total................................................................ $4,127
                                                                           ======

10. INCOME TAXES

  Prior to April 11, 1995, January 1, 1996, November 27, 1996, January 1, 1997, December 31, 1996 and April 2, 1998, RSI, America's Registry, SCR, Neoglyphics, ISS and Triad, respectively, had each elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholders and reported on their personal tax returns.

  RSI's election to be treated as an S Corporation terminated effective with the closing of RSI's initial public offering. The cumulative effect of the temporary differences between financial accounting and income tax reporting was not material.

  Neoglyphics elected to terminate its S Corporation status on January 1, 1997. At the time of this conversion, a net deferred tax liability of $302,000 was recorded through the income tax provision on January 1, 1997. This deferred tax liability was comprised principally of the effects of Neoglyphics being a cash basis tax payer.

  America's Registry's, SCR's, ISS's and Triad's elections to be treated as S Corporations terminated in conjunction with the acquisition of all of the common stock of America's Registry, SCR, ISS and Triad by the Company. As a result, the income or loss of America's Registry commencing on January 1, 1996, the income or loss of SCR commencing on November 27, 1996, the income or loss of ISS commencing on December 31, 1996 and the income or loss of Triad commencing on April 2, 1998 is subject to corporate income tax, and is included in the income tax provision (benefit) described below.

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

  At the time of conversion of Triad from an S Corporation to a C Corporation, a net deferred tax liability of $2,878,000 was recorded through the income tax provision on April 2, 1998. This deferred tax liability was comprised principally of the effect of converting from the cash basis to the accrual basis for tax reporting purposes.

                          RENAISSANCE WORLDWIDE, INC.

  From its inception, Hunter reported its financial results for income tax purposes using the cash method of accounting. Upon acquisition by Renaissance, Hunter changed its method of accounting for income tax reporting purposes from the cash method to the accrual method. As a result, substantially all of the deferred tax liability related to Hunter accumulated on the balance sheet will become due and payable over a four-year period.

  The components of the income tax provision (benefit) are as follows:

                          Year Ended    Year Ended   Six Months Ended     Year Ended
                         June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                         ------------- ------------- ----------------- -----------------
                                                 (in thousands)
Current:
  Federal...............    $6,228        $11,730         $6,138            $ 7,939
  State.................     1,660          2,724          1,573              1,648
  Foreign...............       --           1,150          1,566              1,859
                            ------        -------         ------            -------
                             7,888         15,604          9,277             11,446
Deferred:
  Federal...............    (1,846)            46           (780)            (4,739)
  State.................      (230)             8           (167)            (1,160)
                            ------        -------         ------            -------
                            (2,076)            54           (947)            (5,899)
Change in tax status of
 RSI, America's
 Registry, SCR, ISS,
 Neoglyphics and Triad..     1,644            936            --               2,878
                            ------        -------         ------            -------
                            $7,456        $16,594         $8,330            $ 8,425
                            ======        =======         ======            =======

  Pretax income (loss) is summarized as follows:

                 Year Ended    Year Ended   Six Months Ended     Year Ended
                June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                ------------- ------------- ----------------- -----------------
                                        (in thousands)
Domestic.......    $19,248       $30,762         $  686           $ (4,104)
Foreign........        228         3,006          3,413            (18,817)
                   -------       -------         ------           --------
  Total........    $19,476       $33,768         $4,099           $(22,921)
                   =======       =======         ======           ========

  Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at June 28, 1997, December 27, 1997 and December 26, 1998:

                                              June 28, December 27, December 26,
                                                1997       1997         1998
                                              -------- ------------ ------------
                                                        (in thousands)
Deferred tax assets:
  Net operating loss carryforward............  $ 433      $  45        $1,282
  Allowance for doubtful accounts............    723      1,234         3,749
  Accounts payable and accrued expenses......  1,012      2,357         4,787
  Other......................................    875      1,440           739
  Valuation allowance........................   (131)       --            --
                                               -----      -----        ------
    Total gross deferred tax assets..........  2,912      5,076        10,557
                                               -----      -----        ------

                          RENAISSANCE WORLDWIDE, INC.

                                              June
                                               28,    December 27, December 26,
                                              1997        1997         1998
                                             -------  ------------ ------------
                                                      (in thousands)
Deferred tax liabilities:
  Differences arising due to tax accounting
   method changes...........................   4,424     3,357         5,676
  Prepaid expenses..........................      85        72             9
  Fixed assets..............................     552       331           855
  Other.....................................     228     2,240         1,712
                                             -------     -----        ------
    Total gross deferred tax liabilities....   5,289     6,000         8,252
                                             -------     -----        ------
    Net deferred tax asset (liability)...... $(2,377)    $(924)       $2,305
                                             =======     =====        ======

  As of December 26, 1998, the Company has $569,000 and $20,362,000 of net operating loss carryforwards which may be used to offset future federal and state taxable income, respectively. The carryforwards expire on various dates from 2009 to 2018. An ownership change, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized annually to offset future taxable income.

  Income taxes computed using the federal statutory income tax rate differs form Renaissance's effective tax rate primarily due to the following:

                           Year Ended    Year Ended   Six Months Ended     Year Ended
                          June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                          ------------- ------------- ----------------- -----------------
Statutory U.S. Federal
 tax rate...............       35.0%        35.0%            35.0%            (35.0%)
State taxes, net of
 federal tax benefit....        4.8          5.3             22.4               1.4
Income from RSI,
 America's Registry,
 SCR, ISS, Triad and
 Neoglyphics not taxable
 for corporate income
 tax purposes                 (14.8)        (3.3)            (4.8)              3.8
Non-deductible
 expenses...............        4.2          7.8            136.0              10.2
Goodwill not deductible
 for corporate income
 tax purposes...........        0.2          0.7              4.1              42.6
Foreign income taxed at
 different rates........        0.5          0.3              8.5              (0.2)
Change in tax status of
 America's Registry, SCR
 and ISS................        9.1          2.5              --               12.6
Other...................       (0.7)         0.8              2.0               1.3
                              -----         ----            -----             -----
Effective tax rate......       38.3%        49.1%           203.2%             36.7%
                              =====         ====            =====             =====

  Non-deductible expenses during the year ended June 28, 1997 and six months ended December 27, 1997 and the year ended December 26, 1998 primarily relate to certain costs incurred in connection with the acquisitions of ARI, SCR, ISS, RSI, Hunter, Neoglyphics and Triad.

  Undistributed earnings of certain foreign subsidiaries aggregated approximately $2.3 million on December 26, 1998, which under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

                          RENAISSANCE WORLDWIDE, INC.

11.  STOCKHOLDERS' EQUITY

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

 Stock Split and Authorized Shares

  On July 30, 1997, Renaissance's stockholders approved an increase to 99,000,000 in the number of authorized shares of common stock of Renaissance. On February 12, 1998, Renaissance announced a 2-for-1 stock split, effected as a dividend, on Renaissance common stock. Shareholders of record on March 2, 1998 participated in the stock split, which took place on March 24, 1998.

  All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

 Sale of Common and Preferred Stock

  On November 19, 1996, ARI sold 55,000 units to an unrelated investor for net proceeds of $2.6 million. Each unit consisted of shares of ARI's series A Preferred Stock and 1.0978 shares of Renaissance's common stock, for a total of 165,000 shares of Series A Preferred Stock and 60,374 shares of common stock.

                          RENAISSANCE WORLDWIDE, INC.

 Public Offerings of Common Stock

  On June 10, 1996, Renaissance completed its initial public offering for the sale of 4,460,000 shares of common stock, which included 660,000 shares in respect of the underwriters' over-allotment option. Renaissance received $34.5 million from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. Additionally, Renaissance had previously incurred $294,000 of costs related to the initial public offering that were deferred in previous years which were also charged against the proceeds of the offering. Net proceeds were used to repay all outstanding indebtedness under Renaissance's credit facility and certain term loans.

  On February 26, 1997, Renaissance completed a secondary public offering for the sale of 2,468,332 shares of common stock, including the reissuance of the treasury shares acquired in conjunction with the acquisition of SCR (see Note
3). Renaissance received approximately $48.3 million from the sale of the shares, net of the underwriting discounts and expenses associated with the offering. The excess of the cost of the treasury stock over the net reissuance price has been charged to retained earnings. Net proceeds were used to repay all outstanding indebtedness under Renaissance's credit facility.

  On May 17, 1996, RSI completed a follow-on public offering, whereby RSI issued 1,443,400 shares of common stock and existing shareholders sold 1,036,000 shares of common stock. The net proceeds from the sale of shares by RSI were approximately $28.3 million, after deducting offering expenses of $225,000.

  On November 18, 1996, RSI completed an additional offering. The transaction included 344,240 shares sold by the Company and 1,679,760 shares sold by existing shareholders, including shares acquired by Gemini upon exercise of the Gemini Warrants (below). The net proceeds of the offering were $6.5 million, after deducting offering expenses of $353,000.

 Treasury Stock

  In September 1998, the Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock through the open market. The Company repurchased 200,000 shares through December 26, 1998 for a total of $2.5 million.

 Gemini Warrants

  RSI sold two warrants (together, the "Gemini Warrants") to Gemini upon the closing of RSI's initial public offering for an aggregate purchase price of $1.6 million. One warrant was exercisable through April 11, 1998 for up to 501,760 shares of common stock at an exercise price equal to $8.125 per share. The second warrant was exercisable through November 1, 1999 for up to 512,000 shares of common stock at an exercise price equal to $12.1875 per share. In November 1996, Gemini exercised the warrants and RSI received proceeds from the exercise of $10.3 million.

12.  STOCK PLANS

Employee Stock Option Plans

  The Company currently has seven employee stock options plans, four of which were assumed upon the acquisitions of ARI, RSI, Hunter and Neoglyphics and one created to authorize grants of options to the Company's international employees. They are as follows:

 1996 Stock Plan

  This plan, adopted in March 1996, authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, employee directors and consultants.

                          RENAISSANCE WORLDWIDE, INC.

  As of December 27, 1997, the total number of shares of Common Stock authorized under the 1996 Plan was 7,200,000. In May of 1998, the shareholders approved an amendment to the 1996 Stock Plan increasing the number of shares of common stock available for awards under the Plan. The amendment provided that for a three-year period, the shares available under the Plan will be increased each year by a number of shares equal to 4% of the total outstanding shares at the beginning of each year. For 1998, that increase was equal to 4% of the shares outstanding on the date of the annual meeting of shareholders (55,796,624 shares resulting in 2,231,864 additional shares authorized).

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

 1995 RSI Equity Incentive Plan

  In January 1995, RSI's Board of Directors adopted and the stockholders approved the 1995 Equity Incentive Plan (the "RSI Equity Plan"). Under the terms of the RSI Equity Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to the Company to purchase shares of the common stock of the Company. A total of 3,360,000 shares of common stock may be issued upon exercise of options granted or awards made under the RSI Equity Plan. Options granted through December 27, 1997 generally vest in either four or five equal annual installments commencing on the first anniversary of the optionee's date of hire.

 SCR Option

  On April 1, 1993, SCR granted a non-qualifying stock option to a key employee to purchase 96,286 shares of common stock at an exercise price of $0.00365 per share. The option had a nine-year vesting period, subject to acceleration for certain events (such as the sale, merger or liquidation of SCR, or an initial public offering), and an expiration date of April 1, 2002. Compensation expense of $281,000, which represented the excess of the estimated fair value of the stock on the date of grant over the exercise price, was being recognized over the nine-year vesting period. The unrecognized portion of the compensation expense was recorded as a reduction of stockholders' equity in the accompanying balance sheet. Effective November 27, 1996, the stock option was exercised in accordance with the acceleration clause of the option agreement in connection with the acquisition of SCR by the Company (see Note 3) and the remaining unamortized balance of deferred stock compensation of $164,000 was recorded as expense at that time.

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

                          RENAISSANCE WORLDWIDE, INC.

date of grant. Options granted under the 1994 ARI Plan are for a period not to exceed ten years, are exercisable beginning generally one year after the date of grant and vest ratably over a maximum period of five years following the date of grant.

  ARI also had options outstanding to purchase 27,000 shares of Series A Preferred Stock outstanding at June 24, 1995 and June 29, 1996. On November 26, 1996, in conjunction with the acquisition of ARI by the Company, all options to purchase Series A Preferred Stock were converted into options to purchase 14,818 shares of common stock.

  All stock options granted to ARI's former management employees fully vested in the event of a change of control, as defined by the ARI Board of Directors. This change of control occurred upon acquisition of ARI by the Company in November of 1996. Since that date, all options outstanding were exercised. There are no outstanding options in the 1994 ARI Plan at December 26, 1998.

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

  A former officer of Hunter exercised options to purchase 18,913 shares of common stock in October 1996. Upon ceasing employment, Hunter promised to pay this individual $113,000 instead of issuing shares. This promise was evidenced in January 1997 by a $113,000 non-interest bearing note (see Note 9). The amount of the note, which is included as compensation expense, was based on Hunter's estimate of the fair market value of the underlying stock at the time of his exercise.

 1996 Neoglyphics Stock Option Plan

  In 1996, Neoglyphics adopted a stock option plan that provides for incentive stock options for key employees and nonqualified stock options for key individuals, including nonemployees. Neoglyphics had reserved 224,910 shares for issuance under the stock option plan.

 1998 Acquisition Plan

  In April 1998, the Board of Directors approved the 1998 Acquisition Plan for use exclusively for non-qualified options to be awarded to employees of acquired businesses. This plan has the same term and vesting provisions of the 1996 Stock Plan. A total of 1,000,000 shares of common stock were authorized for issuance under the Plan.

                          RENAISSANCE WORLDWIDE, INC.

 1998 International Plan

  In April 1998, the Board of Directors approved the 1998 International Plan for use exclusively for non-qualified options to be awarded to employees in foreign jurisdictions. This plan has the same term and vesting provisions of the 1996 Stock Plan. A total of 1,000,000 shares of Common Stock were authorized for issuance under the Plan.

 Option repricing

  In December 1998 the Company offered employees the opportunity to reprice their stock options at the current fair market value of the Company's common stock on December 15, 1998, the repricing date. Employees electing to take advantage of this repricing program agreed to a two for one exchange of their options and to a one year holding period. In connection with the repricing, the Company repriced 6,079,000 of existing options with a weighted average exercise price of $21.60. This plan was completed on December 15, 1998.

  Transactions under the Stock Plans are summarized as follows:

                            June 29, 1996        June 28, 1997      December 27, 1997    December 26, 1998
                          ------------------- -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted             Weighted
                                     Average              Average              Average              Average
                          Number Of  Exercise Number Of   Exercise Number Of   Exercise Number Of   Exercise
                           Options    Price    Options     Price    Options     Price    Options     Price
                          ---------  -------- ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of period..............  2,256,432   $3.82    5,640,109   $ 7.13   8,347,962   $14.85  12,221,607  $ 16.12
  Elimination of
   duplicate activity
   from July to
   December.............      1,646    0.12    (376,368)      --          --       --          --       --
  Addition of activity
   from January to
   June.................        --      --           --       --      248,559   $11.00         --       --
  Granted...............  3,929,405    8.88    5,141,809    18.70   4,421,009    22.43   7,546,143    13.44
  Exercised.............   (311,810)   5.82   (1,217,193)    3.19     (91,902)    7.99  (1,301,014)    4.44
  Canceled..............   (235,564)   6.43     (855,213)   9.967    (704,021)   20.26  (8,541,374)   21.15
  Conversion of Series A
   Preferred Stock
   Options to Common
   Stock Options........        --       --       14,818     0.66         --       --          --       --
                          ---------   ------  ----------   ------  ----------   ------  ----------  -------
Outstanding at end of
 period.................  5,640,109    $7.13   8,347,962   $14.85  12,221,607   $16.12   9,925,362  $ 11.28
                          =========   ======  ==========   ======  ==========   ======  ==========  =======
Exercisable at end of
 year...................  1,185,332   $1.23    1,185,229   $ 3.14   1,686,430   $ 4.01   1,681,809     9.55
Weighted average fair
 value of options
 granted during the
 period.................              $ 3.96               $10.98               $13.42              $  9.34
Options available for
 future grant...........  4,099,893            6,543,988            4,667,335            8,894,430

  The following table summarizes information about stock options outstanding at December 26,1998 under the RSI Equity Plan and RSI Director Plan:

                     Number     Weighted              Number
                   Outstanding   Average   Weighted Exercisable Weighted
                      As Of     Remaining  Average     As Of    Average
                    December   Contractual Exercise  December   Exercise
     Range Of       26, 1998      Life      Price    26, 1998    Price
 Exercise Prices   ----------- ----------- -------- ----------- --------
 $ 0.40 - $ 1.99      324,499     6.52      $ 0.93     190,414   $0.96
 $ 5.00 - $ 6.50    4,797,618     8.14        5.80     910,755    5.76
 $ 7.38 - $ 7.66      404,085     9.65        7.40      32,000    7.66
 $ 8.00 - $10.63      766,215     9.10        9.54      53,308    8.70
 $11.00 - $13.50      270,289     8.50       11.91      38,254   11.28
 $14.22 - $15.78      261,029     9.01       15.23      28,943   15.68
 $16.25 - $19.69    1,133,792     9.25       17.97     133,691   17.47
 $20.16 - $22.63    1,157,752     8.74       22.04     220,565   22.06
 $23.13 - $29.56      810,083     8.76       25.22      73,879   24.80
                    ---------     ----      ------   ---------   -----
 $ 0.40 - $29.56    9,925,362     8.50      $11.28   1,681,809   $9.54
                    =========     ====      ======   =========   =====

                          RENAISSANCE WORLDWIDE, INC.

 Shares Reserved for Future Issuance

  A total of 18,214,591 shares of Renaissance Common Stock has been reserved for issuance under Renaissance's various stock plans at December 26, 1998.

Directors Stock Plans

 1996 Eligible Directors' Stock Plan

  This plan authorizes the grant of an option to purchase 40,000 shares of common stock to each non-employee director on the date of the director's initial election to the Board of Directors. The exercise price of options granted is 100% of the closing price per share of common stock on the date of grant. Directors may use previously acquired shares of Renaissance's common stock to pay the exercise price of shares purchased provided that such shares tendered have been held for at least six months. An aggregate of 200,000 shares of common stock may be issued under the plan. Options are exercisable in four equal annual installments, commencing on the first anniversary date of the grant. Options expire ten years after the date of grant. The plan will terminate in March 2006.

  In April and May 1996, options to purchase 40,000 shares each of common stock at an exercise price of $5.50 and $6.50 per share, respectively, were granted to newly-elected directors.

 1995 RSI Director Stock Option Plan

  In January 1995, the RSI Board of Directors adopted and the RSI stockholders approved the 1995 Director Stock Option Plan (the "RSI Director Plan"), which became effective on the closing of RSI's initial public offering. Under the terms of the RSI Director Plan, the directors of RSI who were not employees of the Company were eligible to receive non-statutory options to purchase shares of common stock. A total of 80,000 shares of common stock may be issued upon exercise of options granted under the RSI Director Plan. Options to purchase 40,000 shares of Common Stock have been granted to the two eligible directors. The exercise price of options granted under the RSI Director Plan was equal to the closing price of the common stock on the date of grant.

1998 Directors Stock Plan

  In May of 1998, the stockholders of the Company approved the 1998 Directors Stock Option Plan (the "1998 Directors Plan") that replaced the existing 1996 Eligible Directors' Stock Plan. Under the 1998 Directors Plan, outside directors of the Company will receive equity compensation in three ways. Upon joining the Board, an outside director will receive an option covering 20,000 shares of Common Stock. This option will become exercisable in four annual installments beginning one year after grant. Outside directors will also receive an option covering 2,500 shares of common stock after each year of service. This award, which represents compensation for service during the previous year, will be immediately exercisable. Each director will be required to take one-half on the annual retainer (currently $12,000) in options having an equivalent value and may elect to take all or a portion of the balance in options as well. Two outside directors, who had served two years without annual equity awards, were each granted immediately exercisable options covering 5,000 shares.

Stock Purchase Plans

 1996 Employee Stock Purchase Plan

  This plan, which is intended to qualify under Section 423 of the Internal Revenue Code, authorizes the grant of options to eligible employees on a semi-annual basis to purchase shares of Renaissance's common stock. For the June 1996, January 1997, and July 1997 offerings, the plan permitted eligible employees to purchase up to 400 shares of common stock in any six month offering period through the accumulation of payroll deductions,

                          RENAISSANCE WORLDWIDE, INC.

which may not exceed 10% of the employee's compensation. For the June 1996, January 1997 and July 1997 offerings, employees were eligible to participate if they have been employed by Renaissance for at least eighteen months. Commencing with the January 1998 offering, employees are eligible to participate upon employment by Renaissance. Shares are purchased at 85% of the lower of the fair market value of Renaissance's common stock at the beginning or end of each six month offering period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The first stock offering period under the plan commenced on June 5, 1996, the effective date of the registration statement covering Renaissance's initial public offering. 56,178, 46,510 and 259,514 shares of Common Stock were issued under this plan during the year ended June 28, 1997, the six month period ended December 27, 1997 and the year ended December 26, 1998, respectively, at issuance prices of $7.23, $19.55, and $18.78 respectively. In May 1998, the shareholders approved an amendment to the 1996 Employee Stock Purchase Plan changing the maximum number of shares to be purchased by eligible employees in any six month offering period to 200 shares and amending the termination provisions of an employee under the plan. In addition, greater flexibility in choosing which subsidiaries will participate in the Plan was granted in consideration of some of the subsidiaries in foreign countries. The plan will terminate in March 2006.

 1995 RSI Employee Stock Purchase Plan

  In January 1995, RSI's Board of Directors adopted and the shareholders approved the 1995 Employee Stock Purchase Plan (the "RSI Purchase Plan"), which became effective on the closing of RSI's initial public offering. The RSI Purchase Plan authorizes the issuance of up to a total 720,000 shares of common stock to participating employees. Under the terms of the RSI Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the common stock on either the first day or the last day of the offering period, whichever is lower. 67,429 shares, 55,296 shares and 27,160 shares were issued under the RSI Purchase Plan during the years ended June 29, 1996, June 28, 1997 and the six months ended December 27, 1997 at a weighted average price of $9.16, $13.21, and $24.57, respectively. The weighted average fair value of the 1996, 1997, and December 1997 awards under the RSI Purchase Plan were $1.61, $4.77, and $11.79 per share, respectively. Commencing in January of 1998, the Company terminated the RSI Employee Stock Purchase Plan.

 Accounting Treatment

  Renaissance applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Compensation is recognized for the difference between the exercise price of options granted and the estimated fair value of the related shares on the date of grant, and is recorded over the vesting period. Amortization of compensation expense totaled $31,000, $494,000, $750,000, and $0 in the years ended June 29, 1996 and June 28, 1997, and in the six months ended December 27, 1997 and in the year ended December 26, 1998, respectively. The benefit of tax deductions associated with the exercise of non-qualified stock options in excess of the amount of compensation recorded for financial reporting purposes is recorded as a credit to additional paid-in capital.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123 is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Renaissance adopted the disclosure provisions only of SFAS No. 123. Had compensation cost of Renaissance's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, Renaissance's net income and earnings per share for the years ended June 29,

                          RENAISSANCE WORLDWIDE, INC.

1996 and June 28, 1997, the six months ended December 27, 1997 and December 26, 1998 would have been reduced to the pro forma amounts indicated below:

                                                   As Reported
                         ---------------------------------------------------------------
                          Year Ended    Year Ended   Six Months Ended     Year Ended
                         June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                         ------------- ------------- ----------------- -----------------
Net Income (loss).......    $12,020       $17,174         $(4,231)         $(31,346)
Net Income (loss) per
 share--basic...........    $  0.28       $  0.34         $ (0.08)         $  (0.57)
Net Income (loss) per
 share--diluted.........    $  0.26       $  0.31         $ (0.08)         $  (0.57)

                                                    Pro Forma
                         ---------------------------------------------------------------
                          Year Ended    Year  Ended  Six Months Ended     Year Ended
                         June 29, 1996 June 28, 1997 December 27, 1997 December 26, 1998
                         ------------- ------------- ----------------- -----------------
Net Income (loss).......    $10,229       $10,737        $(13,970)         $(65,595)
Net Income (loss) per
 share--basic...........    $  0.24       $  0.21        $  (0.26)         $  (1.18)
Net Income (loss) per
 share--diluted.........    $  0.22       $  0.20        $  (0.26)         $  (1.18)

  Because options vest over several years and this pro forma disclosure only reflects grants made in the last three fiscal periods, the effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

  The fair market value of each stock option granted during the year ended June 29, 1996 was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life of 3-4 years, expected volatility of 0% for Hunter and Renaissance (pre IPO periods) and 62% for RSI, a dividend yield of 0% and risk-free interest rates of 5.8 to 6.4%. The fair market value of each stock option granted during the year ended June 28, 1997 was estimated using the Black-Scholes option-pricing model with the following assumptions: an expected life of 3-5 years, expected volatility of 43% to 62%, a dividend yield of 0% and risk-free interest rates of 6.3%. The fair market value of each stock option granted during the six months ended December 27, 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.25 years, expected volatility of 45%, a dividend yield of 0% and risk-free interest rates of 6.2%. The fair market value of each stock option granted during the year ended December 26, 1998 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of 5.50 years, expected volatility of 79%, a dividend yield of 0% and risk-free interest rates of 6.0%.

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

  The fair market value of offerings under the RSI stock purchase plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of .5 years, expected volatility of 62% in fiscal 1996, fiscal 1997, and the six months ended December 27, 1997, a dividend yield of 0% for all periods, and risk-free interest rates of 5.63% in fiscal 1996, 5.27% in fiscal 1997 and 6.0% in the six months ended December 27, 1997. The fair market value of offerings under the Renaissance stock purchase plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of .5 years, expected volatility of 55%, a dividend yield of 0% and risk-free interest rates of 6% for the year ended December 26, 1998.

  The fair market value of offerings under the Neoglyphics Stock Option Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: an expected life of 1 to 7 years, expected volatility of 0.01%, a risk-free interst rate of 6.0% and no dividend yield.

                          RENAISSANCE WORLDWIDE, INC.

13.  COMMITMENTS AND CONTINGENCIES

 Operating Leases

  Renaissance occupies premises under various noncancelable operating leases which include terms requiring Renaissance to pay a pro-rata portion of increased operating expenses and real estate taxes. The leases expire on various dates through April 2018, and certain of the leases contain options for renewal or purchase of related equipment.

  In January 1993, Renaissance entered into a three year lease with a real estate trust of which the president and significant shareholder of Renaissance is the sole beneficiary (the "Trust"), which required annual rental payments of $120,000, payable in equal monthly installments of $10,000. This lease continued to be amended upon subsequent expansions of the leased area and currently requires annual payments of $531,000 payable in equal monthly installments of $44,000. The amended lease term is September 2010. In conjunction with the amendment of the lease in September 1995, Renaissance began to consolidate the accounts of the Trust on a prospective basis (see
Note 15).

  In June 1998, the Company entered into a ten year agreement to lease 200,000 square feet in Waltham, Massachusetts in a building currently under construction, which is to be the site of the Company's new headquarters. The Company expects to consolidate four offices located around Massachusetts (including the Lincoln and Newton locations) into this new location and to sublet approximately 45,000 square feet of this space. The construction is scheduled for completion in September of 1999.

  In August 1998, the Company entered into a twenty year agreement to lease 30,000 square feet in London, England to consolidate multiple branch locations operating in the city.

  Rent expense for the years ended June 29, 1996 (excluding amounts paid to the Trust after September 19, 1995), and June 28, 1997, the six months ended December 27, 1997 and the year ended December 26, 1998 was $5,045,000, $6,764,000, $5,070,000, and $10,240,000 respectively.

  Future minimum payments under non-cancelable leases at December 26, 1998 are as follows, excluding amounts payable to the Trust (in thousands):

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
   1999......................................................   10,627    297
   2000......................................................   15,494     30
   2001......................................................   14,687    --
   2002......................................................   13,200    --
   2003......................................................   11,068    --
   Thereafter................................................   85,156    --
                                                              --------   ----
     Total minimum lease payments............................ $150,232    327
                                                              ========   ====
     Less--amount representing interest......................              32
                                                                         ----
     Present value of obligations under capital leases.......            $295
                                                                         ====

                          RENAISSANCE WORLDWIDE, INC.

  The cost and accumulated amortization of assets, primarily for office equipment and software, under capital leases are as follows:

                                              June 28, December 27, December 26,
                                                1997       1997         1998
                                              -------- ------------ ------------
                                                        (in thousands)
   Cost......................................   $731       $226         $572
   Accumulated amortization..................   (232)       (93)        (154)
                                                ----       ----         ----
                                                $499       $133         $418
                                                ====       ====         ====

14.  EMPLOYEE BENEFIT PLANS

  Renaissance provides employee retirement savings plans under Section 401(k) of the Internal Revenue Code which cover substantially all employees. Under the terms of the plans, employees may contribute a percentage of their salary up to a maximum of 10%-20% which is then invested in one or more of several mutual funds selected by the employee. Renaissance may make contributions to the Renaissance plan at its discretion; such contributions totaled $563,000, $605,000, $472,000, and $2,984,000 for the years ended June 29, 1996, and June
28, 1997, the six months ended December 27, 1997 and the year ended December 26, 1998, respectively.

15.  FINANCIAL INSTRUMENTS

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

  The carrying amounts of Renaissance's financial instruments, which include marketable securities (see Note 5), accounts receivable, notes receivable, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at June 28, 1997, December 27, 1997, and December 26, 1998.

16.  CONSOLIDATION OF REAL ESTATE TRUST

  As described in Note 13, Renaissance leases office space from the Trust, of which the president and significant stockholder of Renaissance is the sole beneficiary and an officer of Renaissance is the trustee. Effective September 19, 1995, Renaissance renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. The modified lease terms expanded the amount of space which Renaissance occupies, committed Renaissance to rent the facility through the maturity date of the mortgage loan, and granted Renaissance a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

  Accordingly, as of this date, Renaissance obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, Renaissance has consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. As of September 19, 1995, the Trust reported the following assets and liabilities (in thousands):

   Fixed assets, net.................................................. $ 1,750
   Other current assets...............................................      49
   Security deposits and deferred income..............................     (84)
   Notes payable to Renaissance.......................................    (365)
   Mortgage loans payable.............................................  (1,461)
                                                                       -------
                                                                       $  (111)
                                                                       =======

                          RENAISSANCE WORLDWIDE, INC.

17.  LEGAL SETTLEMENT

  In August 1996, ARI received a settlement of $1,625,000 from its insurance company for payment of defense costs and certain expenses associated with a previous intellectual property rights matter. This amount, net of related expenses, has been included in interest and other income in the accompanying consolidated statement of income.

18.  SEGMENT INFORMATION


  The Company adopted SFAS 131 in fiscal 1998. The prior years' segment information has been restated to represent the Company's four primary business segments; Business Strategy, Enterprise Solutions, Government Solutions and IT Consulting Services.

  The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 to these financial statements. Segment data includes intersegment revenues. All intersegment sale prices are market based.

  The following presents information about reported segments for the years ended June 29, 1996 and June 28, 1997, the six months ended December 27, 1997 and the year ended December 26, 1998:

                                     For the year
                                         ended
                                   -----------------
                                                     For the six  For the year
                                                     months ended    ended
                                     June     June   December 27, December 26,
                                   29, 1996 28, 1997     1997         1998
                                   -------- -------- ------------ ------------
                                                 (in thousands)
Revenues:
  Business Strategy............... $ 34,785  $45,329   $ 37,043     $ 66,158
  Enterprise Solutions............   44,379   83,087     51,870      162,722
  Government Solutions............      --       --       3,541       19,876
  IT Consulting Services..........  253,899  361,417    228,451      539,343
  Reconciling items(1)............      --       --        (786)     (11,785)
                                   -------- --------   --------     --------
    Total......................... $333,063 $489,833   $320,119     $776,314
                                   ======== ========   ========     ========
Income from operations before
 other charges:
  Business Strategy............... $  7,437   $6,148     $6,896     $ (8,812)
  Enterprise Solutions............      761    8,866       (561)       9,631
  Government Solutions............      --       --         643        3,297
  IT Consulting Services..........   15,575   23,755     20,369       36,883
                                   -------- --------   --------     --------
    Total......................... $ 23,773 $ 38,769    $27,347     $ 40,999
                                   ======== ========   ========     ========
Total Assets:
  Business Strategy............... $ 59,182 $ 77,482   $ 99,361     $ 51,394
  Enterprise Solutions............   25,053   35,416     33,022       55,023
  Government Solutions............      --       --      20,484       32,998
  IT Consulting Services..........   65,879  115,348    157,443      232,650
  Reconciling items(2)............   17,910   28,675      5,867          --
                                   -------- --------   --------     --------
    Total......................... $168,024 $256,921   $316,177     $372,065
                                   ======== ========   ========     ========

--------
(1) Represents intersegment revenues
(2) Represents unallocated corporate assets

                          RENAISSANCE WORLDWIDE, INC.

Specific items included in segment profit/loss include the following:

                                        For the year
                                           ended
                                      -----------------
                                                        For the six  For the year
                                                 June   months ended    ended
                                      June 29,    28,   December 27, December 26,
                                        1996      1997      1997         1998
                                      --------  ------- ------------ ------------
                                                    (in thousands)
Total Segment Income From Operations
 Before
 Other Charges .....................  $23,773   $38,769   $27,347      $ 40,999
  Acquisition Related Expenses......    3,524     8,268    17,961         6,904
  Restructuring and Other Asset
   Writedowns.......................      --        --        --         36,089
  Corporate expenses................      --        --      4,609        15,742
  Interest and Other Income(Expense)
   Net..............................     (773)    3,267      (678)       (5,185)
                                      -------   -------   -------      --------
    Total Income Before Taxes.......  $19,476   $33,768   $ 4,099      $(22,921)
                                      =======   =======   =======      ========

GEOGRAPHIC INFORMATION

  The following represent the revenue and operating income by geographic area for the years ended June 29, 1996 and June 28, 1997, the six months ended December 27, 1997, and the year ended December 26, 1998 and the identifiable assets by geographic area as of these dates:

                                    Year Ended
                                 ------------------
                                                      Six Months      Year
                                                        Ended        Ended
                                 June 29,  June 28,  December 27, December 26,
                                   1996      1997        1997         1998
                                 --------  --------  ------------ ------------
                                               (in thousands)
Revenue:
  North America................. $326,631  $466,482    $293,187     $703,948
  Europe........................    6,432    22,671      25,231       67,914
  Other.........................      --        680       1,701        4,452
                                 --------  --------    --------     --------
    Total....................... $333,063  $489,833    $320,119     $776,314
                                 ========  ========    ========     ========
Income from operations
 (excluding acquisition-
  related expenses):
  North America................. $ 23,551  $ 35,193    $ 20,361     $ 50,394
  Europe........................      222     3,383       3,088      (24,835)
  Other.........................      --        193        (711)        (302)
                                 --------  --------    --------     --------
    Total.......................   23,773    38,769      22,738       25,257
  Restructuring and other asset
   writedown....................      --        --          --       (36,089)
  Acquisition-related expenses..   (3,524)   (8,268)    (17,961)      (6,904)
  Interest and other income
   (expenses), net..............     (773)    3,267        (678)      (5,185)
                                 --------  --------    --------     --------
Income before taxes............. $ 19,476  $ 33,768    $  4,099     $(22,921)
                                 ========  ========    ========     ========
Identifiable assets:
  North America................. $148,789  $209,891    $290,853     $359,146
  Europe........................    1,325    18,288      20,176       11,269
  Other.........................      --         67        (719)       1,650
  Corporate assets..............   17,910    28,675       5,867
                                 --------  --------    --------     --------
    Total....................... $168,024  $256,921    $316,177     $372,065
                                 ========  ========    ========     ========

  Corporate assets represent marketable securities invested for all segments and regions. All other assets are used in the operations of individual entities in the different segments and geographical areas.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  The information required by this Item is included in Item 1 of this report or will be included under the captions "Election of Class I Director-- Nominee," "Election of Class I Director--Other Directors," "Election of Class I Director--Board of Directors and Committees," and "Election of Class I Director--Director Compensation" and "Section 16(a) Beneficial ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

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

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to The Registry's Registration Statement on Form S-1 (File No. 333-03366), and RSI's Registration Statement on Form S-1 (File No. 333-89524).

                                 EXHIBIT INDEX

   Exhibit
   Number                     Description of Document                      Page
   -------                    -----------------------                      ----
    3.2(1) Restated Articles of Organization of Registrant, as filed in
            Massachusetts on May 13, 1996.
    3.3(3) Articles of Amendment to Restated Articles of Organization,
            filed in Massachusetts on July 30, 1997.

    3.4(3) Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on January 7, 1998.

    3.5(3) By-Laws of Registrant, as amended and restated on November
            20, 1997.

    4.1(1) Articles 3, 4, 5, and 6 of the Articles of Organization of
            Registrant (included in Exhibit 3.2).

    4.2(3) Specimen Stock Certificate.

   10.1(1) Leases dated September 19, 1995 between the 189 Wells Avenue
            Realty Trust and the Registrant for premises located at the 189 Wells Avenue, Newton, Massachusetts.

   10.2(3) Registrant's 1996 Stock Plan and related form of stock option agreement.*

   10.3(3) Registrant's 1996 Employee Stock Purchase Plan.*

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

   10.6(1) Employment Agreement dated May 1996 between Registrant and G.
            Drew Conway.*

   10.7(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by G. Drew Conway.

   10.8(1) Amended and Restated Promissory Note dated May 30, 1996, payable to Registrant by the 189 Wells Avenue Realty Trust.

   10.8(2) Lease Agreement by and between Ladylin Properties Limited
            Partnership and RSI, Inc., dated as of November 1, 1993, as amended.

   10.9(3) Registration Rights Agreement, dated as of November 26, 1997, by and among, The Registrant, Terry L. Hunter, and William
            M. Mercer Incorporated.
   10.10   1998 Directors Stock Plan.*
   10.11   Lease Agreement by and between Waltham 60/10 LLC and
            Renaissance Worldwide, Inc. dated as of June 30, 1998.

   Exhibit
   Number                     Description of Document                      Page
   -------                    -----------------------                      ----
   10.12   Credit Agreement among Renaissance Worldwide, Inc., as
            Borrower, NationsBank, N.A., as Administrative Agent,
            NationsBanc Montgomery Securities LLC, as Syndication Agent,
            and the Lenders, dated February 24, 1999.
   10.13   Pledge and Security Agreement, dated as of February 24, 1999, between Renaissance Worldwide, Inc., and NationsBank, N.A., as Administrative Agent for the Lenders.

   21      Subsidiaries of Registrant.

   23.1    Consent of PricewaterhouseCoopers LLP

   23.2    Consent of Katch Tyson & Company.
   23.3    Consent of Deloitte & Touche LLP.
   23.4    Consent of Goldstein Golub Kessler LLP.

   27.1    Financial Data Schedule--December 26, 1998.

--------
  * Denotes management contract or compensation arrangements.
(1) Filed as an Exhibit to The Registry's Registration Statement on Form S-1 (File No. 333-03366) and incorporated by reference herein.
(2) Filed as an Exhibit to RSI's Registration Statement on Form S-1 (File No. 333-89524).
(3) Filed as an Exhibit to Renaissance Worldwide Inc.'s Report on Form 10-K for the transition period from June 28, 1997 to December 27, 1997 (File No. 0-28192).

  (b) On November 5, 1998, the Company filed a Report on Form 8-K reporting under Item 5 to restate the financial statements and management's discussion and analysis of such financial statements to reflect the poolings of interest transactions with Neoglyphics Media Corporation and Triad Data, Inc. for the three years ended June 28, 1997 and the six months ended December 27, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1999                      Renaissance Worldwide, Inc.

                                                    /s/ G. Drew Conway
                                          By: _________________________________
                                                      G. Drew Conway
                                            President, Chief Executive Officer
                                               and Chairman of the Board of
                                                         Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                      Capacity
                                                                     Date

         /s/ G. Drew Conway            President, Chief         March 26, 1999
-------------------------------------   Executive Officer
           G. Drew Conway               and Chairman of the
                                        Board of Directors
                                        (Principal
                                        Executive Officer)

        /s/ Richard L. Bugley          Vice President,          March 26, 1999
-------------------------------------   General Counsel,
          Richard L. Bugley             Clerk and Assistant
                                        Treasurer (Interim
                                        Principal Financial
                                        and Accounting
                                        Officer)

        /s/ Robert P. Badavas          Director                 March 26, 1999
-------------------------------------
          Robert P. Badavas

         /s/ Paul C. O'Brien           Director                 March 26, 1999
-------------------------------------
           Paul C. O'Brien


                                                                     SCHEDULE II

                          RENAISSANCE WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                           Additions
                                     ---------------------
                                                            Deductions
                          Balance at   Charged    Charged  Write-off of   Balance
                          Beginning  to Costs and to Other Uncollectible at End of
                          of Period    Expenses   Accounts   Accounts     Period
                          ---------- ------------ -------- ------------- ---------
Allowance for doubtful
 accounts:
 Year ended June 29,
  1996..................      826        1,225      --           686       1,365
 Year ended June 28,
  1997(1)...............      938        1,336      --           434       1,840
 Six months ended
  December 27, 1997(2)..    2,174        3,090      --         1,820       3,444
 Year ended December 26,
  1998..................    3,444       12,703      --         6,531       9,616

--------
(1) Beginning balance adjusted to reflect change in fiscal year end of RSI.
(2) Beginning balance adjusted to reflect change in fiscal year end of Hunter.