Form 10-Q
period 1999-03-27
RENAISSANCE WORLDWIDE INC
filed 1999-05-11
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended March 27, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     For the transition period     to

                               ----------------

                        Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

            Massachusetts                           04-2920563
                                         (IRS Employer Identification No.)
      (State of Incorporation)


                               ----------------

                               189 WELLS AVENUE
                               NEWTON, MA 02159
                                 (617)527-6886
    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [_]

  As of May 10, 1999, there were 56,240,319 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.

                              INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
 PART I   FINANCIAL INFORMATION..........................................
 Item 1.  Financial Statements...........................................
          Condensed Consolidated Balance Sheet at December 26, 1998 and
          March 27, 1999 (unaudited).....................................     3
          Condensed Consolidated Statement of Income for the three months
          ended March 28, 1998 and March 27, 1999 (unaudited)............     4
          Condensed Consolidated Statement of Cash Flows for the three
          months ended March 28, 1998 and March 27, 1999 (unaudited).....     5
                      Notes to Unaudited Condensed Consolidated Financial
          Statements.....................................................     6
          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................    10
 PART II. OTHER INFORMATION..............................................    12
          SIGNATURES.....................................................    13

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

                          RENAISSANCE WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                        December 26,  March 27,
                                                            1998        1999
                                                        ------------ -----------
                                                                     (Unaudited)
                        ASSETS
Current assets
  Cash and cash equivalents............................   $ 10,957    $    800
  Accounts receivable, net.............................    196,190     202,266
  Notes receivable.....................................      1,039       2,521
  Deferred income taxes................................     10,335      10,335
  Other current assets.................................     22,879      13,261
                                                          --------    --------
    Total current assets...............................    241,400     229,183
Fixed assets, net......................................     31,157      37,477
Notes receivable from officers.........................      1,049         999
Goodwill and other intangible assets...................     84,869      96,591
Other assets...........................................     11,511      11,988
Deferred income taxes..................................      2,079       2,079
                                                          --------    --------
    Total assets.......................................   $372,065    $378,317
                                                          ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit.......................................   $ 92,476    $100,180
  Current portion of long-term debt....................      2,070       1,652
  Accounts payable.....................................     11,454       6,291
  Accrued salaries and wages...........................     15,761      18,134
  Other accrued expenses...............................     56,928      55,352
  Deferred income taxes................................      4,181       4,174
                                                          --------    --------
    Total current liabilities..........................    182,870     185,783
Deferred income taxes..................................      5,928       5,928
Long-term debt.........................................      2,353       3,647
Other liabilities......................................      1,129       1,059
                                                          --------    --------
    Total liabilities..................................    192,280     196,417
                                                          --------    --------
Commitments and contingencies
Stockholders' equity
  Preferred stock......................................        --          --
  Common stock.........................................      4,725       4,725
  Additional paid-in capital...........................    181,520     182,598
  Notes receivable from stockholders...................     (1,476)     (1,500)
  Retained earnings....................................     (2,642)       (941)
  Accumulated other comprehensive income...............        204        (436)
                                                          --------    --------
                                                           182,331     184,446
  Less Treasury stock at cost, 200,000 shares..........     (2,546)     (2,546)
                                                          --------    --------
    Total stockholders' equity.........................    179,785     181,900
                                                          --------    --------
    Total liabilities and stockholders' equity.........   $372,065    $378,317
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                            For the Quarter
                                                                 Ended
                                                          --------------------
                                                          March 28,  March 27,
                                                            1998       1999
                                                          ---------  ---------
Revenue.................................................. $175,364   $209,563
Cost of revenue..........................................  117,068    146,138
                                                          --------   --------
                                                            58,296     63,425
Selling, general and administrative expenses.............   46,726     58,031
                                                          --------   --------
Income from operations...................................   11,570      5,394
Interest and other income (expense), net.................     (849)    (2,525)
                                                          --------   --------
Income before taxes......................................   10,721      2,869
Income tax provision.....................................    5,258      1,168
                                                          --------   --------
Net income (loss)........................................ $  5,463   $  1,701
                                                          ========   ========
Basic earnings per share................................. $   0.10   $   0.03
Weighted average common shares--basic....................   55,090     56,155
Diluted earnings per share............................... $   0.09   $   0.03
Weighted average common and potential common shares
 outstanding-diluted.....................................   58,836     56,548


   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                            --------------------
                                                            March 28,  March 27,
                                                              1998       1999
                                                            ---------  ---------
Cash flows from operating activities:
  Net income                                                $  5,463   $  1,701
  Adjustments to reconcile net income to net cash used for
   operating activities
   Depreciation and amortization...........................    2,492      3,462
   Deferred income taxes...................................      (57)        (8)
   Changes in operating assets and liabilities:
    Accounts receivable....................................  (20,342)    (6,462)
    Other current assets...................................     (850)     5,773
    Other assets...........................................      445     (1,237)
    Accounts payable and accrued expenses..................  (10,969)    (5,797)
    Other liabilities......................................      (44)       (21)
                                                            --------   --------
Net cash used for operating activities.....................  (23,862)    (2,589)
                                                            --------   --------
Cash flows from investing activities
  Cash disbursed for acquisitions, net of cash acquired....   (5,553)    (8,454)
  Repayment of notes receivable from officers..............       25         50
  (Increase) decrease in notes receivable..................        0     (1,512)
  Issuance of note receivable from related parties.........      (19)       (24)
  Sales and maturities of marketable securities............    5,845          0
  Purchases of fixed assets................................   (4,734)    (5,600)
                                                            --------   --------
    Net cash used for investing activities.................   (4,436)   (15,540)
                                                            --------   --------
Cash flows from financing activities
  Cash proceeds from issuance of notes payable.............      934          0
  Cash proceeds from exercise of stock options.............    4,238          2
  Cash proceeds from stock purchase plan...................    1,445      1,078
  Net borrowings (repayments) on old line of credit........   11,191    (92,476)
  Net borrowings (repayments) on new line of credit........      --     100,180
  Principal payments on long-term debt.....................   (2,048)    (1,768)
  Proceeds from issuance of long-term debt.................      296         44
  Debt issue costs on new line of credit...................        0      1,063
                                                            --------   --------
    Net cash provided by financing activities..............   16,056      8,123
                                                            --------   --------
  Effect of exchange rate changes on cash and cash
   equivalents.............................................      (67)      (151)
                                                            --------   --------
Net decrease in cash and cash equivalents..................  (12,309)   (10,157)
Cash and cash equivalents, beginning of period.............   19,956     10,957
                                                            --------   --------
Cash and cash equivalents, end of period................... $  7,647   $    800
                                                            ========   ========

Non-cash transactions:
In January 1999, the Company incurred $2.5 million in notes payable in connection with the acquisition of Infosolutions.edu discussed in Note 2.

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

  Renaissance Worldwide, Inc. ("Renaissance" or "the Company") is a global provider of business and technology consulting services to organizations with complex IT operations in a broad range of industries. The Company's offerings are categorized into four segments: Business Strategy, Enterprise Solutions, Government Solutions, and Information Technology (IT) Consulting Services. The Business Strategy Group provides management consulting and technology integration services in connection with performance support systems. The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Solutions Group provides specialized management and technology consulting services to the public sector. The IT Consulting Services Group provides consulting services centered around application design, implementation and support. The Company's primary locations are in North America with subsidiaries in Europe and Asia/Pacific.

 Basis of Consolidation

  The accompanying condensed consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. On March 31, 1998 and April 2, 1998, the Company completed the acquisitions of Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"), respectively. These transactions have been accounted for as poolings-of-interests and, therefore, the accompanying financial statements have been retroactively restated to reflect the financial position and results of operations and cash flows of each of these entities with the Company for all periods presented. On March 12, 1998 and March 25, 1998, the Company completed the acquisition of the capital stock of Exad Galons and Hackenberg & Partner, respectively, for $8.2 million in transactions accounted for as purchases. Results of operations for these entities have been included in the results of operations for the 1998 quarter from the date of acquisition. All intercompany balances and transactions have been eliminated.

 Interim Financial Statements

  The condensed consolidated balance sheet at March 27, 1999 and condensed consolidated statements of operations and of cash flows for the three month periods ended March 28, 1998 and March 27, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended March 27, 1999 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 26, 1998 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 26, 1998, which are contained in the Company's 1998 Report on Form 10-K.

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

                          RENAISSANCE WORLDWIDE, INC.

A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                           Three Months Ended
                                                           -------------------
                                                           March 28, March 27,
                                                             1998      1999
                                                           --------- ---------
Weighted average number of common shares outstanding-
 basic....................................................  55,090    56,155
Assumed exercise of stock options, using the treasury
 stock method.............................................   3,746       393
                                                            ------    ------
Weighted average number of common and potential common
 shares outstanding-dilutive..............................  58,836    56,548
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

 Other Comprehensive Income

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the quarter ended March 27, 1999, comprehensive expense items included in stockholders' equity consisted of translation adjustments of $640. For the quarter ended March 28, 1998, comprehensive income (expense) items included in stockholders'equity consisted of translation adjustments of $(45) and losses on available-for-sale securities of $22.

2. Acquisition of Subsidiaries--Purchases

  In January 1999, the Company completed the acquisition of Infosolutions.edu for approximately $5.2 million. Infosolutions.edu is an addition to the Company's Enterprise Solutions Group and specializes in providing services to universities and other non-profit organizations.

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

  These acquired businesses are operating as subsidiaries to Hunter augmenting the enterprise resource planning solutions business unit of the Enterprise Solutions Group.

  These acquisitions have been accounted for as purchases and accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of their respective acquisitions.

  The pro forma results of operations, assuming that the acquisitions occurred at the beginning of the respective periods, would not materially differ from Renaissance's reported results of operations.

                          RENAISSANCE WORLDWIDE, INC.

  In connection with certain earnout agreements related to previous acquisitions, the Company paid $5.8 million in contingent consideration in the quarter ended March 27, 1999 which was recorded as additional purchase price.

3. Acquisition of Subsidiaries--Pooling of Interest

  On March 31, 1998 the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation ("Neoglyphics"). Neoglyphics is an Internet development and applications company based in Chicago, Illinois and augments the e-commerce business unit of the Enterprise Solutions Group. Pursuant to the agreement, each share of Neoglyphics was converted into the right to receive .12495 shares of Renaissance common stock. Renaissance also assumed outstanding options for the purchase of Neoglyphics common stock at the same conversion ratio.

  On April 2, 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Triad Data, Inc. ("Triad"). Triad is an information technology consulting firm based in New York City performing services similar to those of the IT Consulting Services Group of the Company. Pursuant to the agreement, each share of Triad common stock was converted into the right to receive 24,409.2 shares of Renaissance common stock.

  In total, 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions have been accounted for as poolings-of-interests and, therefore, the financial statements have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented.

4. Long Term Debt

  The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new line of credit with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest is payable monthly in arrears at the LIBOR rate plus 2.0% on the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The line is collateralized by all of the assets of the Company, contains certain restrictions, and requires maintenance of certain financial covenants. The Company was in compliance with, or obtained waivers in the event of non-compliance with, the terms of the new line of credit as of March 27, 1999. The new line of credit is a short-term facility to be used until syndication of a senior term loan facility committed to by the bank consisting of a $100 million Revolving Credit Facility and a $50 million three year term loan facility is executed. The line was used to fund the debt previously funded by the line of credit which was terminated on March 24, 1999.

5. Restructuring and Other Asset Write-downs

  In the fourth quarter of 1998, the decision was made to dispose of the COBA U.K. and Technomics businesses as a result of certain business unit and functional realignments made by the Company. These businesses were sold in the first quarter of 1999 and the loss incurred upon disposition did not materially differ from the amount that was provided for at December 26, 1998.

6. Segment Reporting

  The Company adopted SFAS 131 in fiscal 1998. The prior quarter's segment information has been restated to represent the Company's four primary business segments: Business Strategy, Enterprise Solutions, Government Solutions and IT Consulting Services. Segment data includes intersegment revenues.

                          RENAISSANCE WORLDWIDE, INC.

  The following presents information about reported segments for the quarters ended March 28, 1998 and March 27, 1999.

                                                     For the three For the three
                                                     months ended  months ended
                                                     ------------- -------------
                                                       March 28,     March 27,
                                                         1998          1999
                                                     ------------- -------------
Revenues:
  Business Strategy.................................   $ 17,825      $ 11,392
  Enterprise Solutions..............................     32,161        50,071
  Government Solutions..............................      3,808         8,081
  IT Consulting Services............................    123,172       144,146
  Reconciling items(1)..............................     (1,602)       (4,127)
                                                       --------      --------
    Total...........................................   $175,364      $209,563
                                                       --------      --------
Income from operations:
  Business Strategy.................................   $  1,376      $    437
  Enterprise Solutions..............................      5,143           775
  Government Solutions..............................      1,202         1,207
  IT Consulting Services............................      4,470        11,288
                                                       --------      --------
    Total...........................................     12,191        13,707
  Corporate expenses(2).............................        621         8,313
  Interest and other income(expense),net............        849         2,525
                                                       --------      --------
    Total income before taxes.......................   $ 10,721      $  2,869
                                                       --------      --------

--------
(1) Represents intersegment revenues
(2) During 1998, certain back office operations and expenses were centralized into corporate office control thereby increasing the expenses in the corporate area. These expenses are not specifically identifiable to any one business unit.

                          RENAISSANCE WORLDWIDE, INC.



Item II: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

  The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                                             Three Months Ended
                                                             -------------------
                                                             March 28, March 27,
                                                               1998      1999
                                                             --------- ---------
Revenue.....................................................   100.0%    100.0%
Cost of revenue.............................................    66.8      69.7
                                                               -----     -----
Gross profit................................................    33.2      30.3
Selling, general and administrative expenses................    26.6      27.7
                                                               -----     -----
Income from operations......................................     6.6       2.6
Interest and other income (expense), net....................    (0.5)     (1.2)
                                                               -----     -----
Income before taxes.........................................     6.1       1.4
Income tax provision........................................     3.0       0.6
                                                               -----     -----
Net income..................................................     3.1%      0.8%
                                                               =====     =====

Three Months ended March 28, 1998 and March 27, 1999

  Revenue. Revenue increased 19.5% to $209.6 million for the first quarter of fiscal 1999 from $175.4 million in the first quarter of 1998. This increase was attributable primarily to a 17% increase in the revenue of the Company's Services business unit in the quarter as a result of a greater number of IT consultants being placed with the Company's clients during the period. The Company's Enterprise Solutions group increased 55.7% as compared to the prior period due primarily to organic growth, the transfer of certain consultants from other business units into this group and the introduction of additional service offerings. The Company's Government Solutions group increased 112.2% as compared to the prior period due primarily to the acquisition of IPAT in July of 1998. The Business Strategy group experienced revenue decreases of 36.1% as compared to the prior period due to the disposition of the COBA UK and Technomics subsidiaries during the quarter and to the transfer during 1998 of certain Strategy consultants to the growing Enterprise Solutions group.

  Gross Profit. Gross profit increased 8.8% to $63.4 million for the first quarter of 1999 from $58.3 million in the comparable prior period. As a percentage of revenue, gross profit decreased to 30.3% for the period compared to 33.2% for the comparable prior period. The decrease in gross profit percentage was attributable primarily to a slight shift in the mix of the Company's business from the prior quarter resulting in lower revenues from the higher margin Business Strategy group and greater revenues from the relatively lower margin IT Consulting Services group.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 24.2% to $58.0 million for the first quarter of 1999 from $46.7 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 27.7% from 26.6% for the comparable prior period. This increase was attributable primarily to investments in the Company's information technology, telecommunications and facilities infrastructure to accommodate the growth of the past year.

  Interest and Other Income, Net. Interest and other income, net, increased to $2.5 million in expense for the first quarter of fiscal 1999 from $849,000 in expense for the comparable prior period. This change was a result of increased balances under the Company's line of credit due to payments for acquisitions made in 1998, other contingent payments made for acquisitions, fixed asset expenditures as well as increased working capital needs.

                          RENAISSANCE WORLDWIDE, INC.



Quantitative and Qualitative Disclosures About Market Risk

  The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The Company does not engage in trading market risk sensitive instruments for speculative purposes. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 26, 1998.

Liquidity and Capital Resources

  The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new line of credit (Line of Credit) with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest is payable monthly in arrears at the LIBOR rate plus 2.0% on the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The line is collateralized by all of the assets of the Company, contains certain restrictions, and requires maintenance of certain financial covenants. The Company was in compliance with, or obtained waivers in the event of non-compliance with, the terms of the new line of credit as of March 27, 1999. The new line of credit is a short-term facility to be used until syndication of a senior term loan facility committed to by the bank consisting of a $100 million Revolving Credit Facility and a $50 million three year term loan facility is executed. The line was used to fund the debt previously funded by the line of credit which was terminated on March 24, 1999.

  As of March 27, 1999, the availability under the Line of Credit was $9.8 million. The interest rate on the Line of credit at March 27, 1999 was 7.26%.

  The Company had negative cash flows from operations of $2.6 million for the three months ended March 27, 1999. The negative operating cash flows were due primarily to a $6.5 million increase in accounts receivable this period. This increase was attributable primarily to increased revenues. In addition, operating cash flows were impacted by a $5.8 million decrease in accounts payable and accrued expenses as a result of the timing of payments made at the end of the reporting period. Operating cash flows were favorably impacted by a $5.8 million decrease in other current assets primarily attributable to refunded income taxes.

  The Company experienced negative cash flows from investing activities of $15.5 million for the three months ended March 27, 1999. The negative investing cash flows were attributable to $8.5 million in net payments made for acquisitions and $5.6 million in fixed asset purchases during the period.

  The Company experienced positive cash flows from financing activities of $8.1 million for the three months ended March 27, 1999. The positive financing cash flows were attributable primarily to $7.7 million in net borrowings on the Company's lines of credit as well as $1.1 million in cash received from employees for purchases under the employee stock purchase plan.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $13.0 million in capital expenditures in the next twelve months principally to upgrade its computer systems. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including $7.1 million which the Company is currently required to pay over the next 12 months. The Company does not believe that such payments will have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its new financing from Bank of America, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

                          RENAISSANCE WORLDWIDE, INC.



Certain Factors That May Affect Future Operating Results

  The foregoing forward-looking statements involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, its dependence on key clients, risks associated with international operations, its dependence on key personnel, the relatively short history of profitability, the impact of the government regulation of immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Report on Form 10-K. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

Part II. Other Information

Item 1--Legal Proceedings

  Not applicable

Item 2--Change in Securities

  Not applicable

Item 3--Defaults Upon Senior Securities

  Not applicable

Item 4--Submission of Matters to a Vote of Security Holders

  Not applicable

Item 5--Other Information

  Not applicable

Item 6--Exhibits and Reports on Form 8-K

    a. Exhibits
      27 Financial Data Schedule
    b. Reports on Form 8-K
      Not applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Renaissance Worldwide, Inc.
                                          (Registrant)

Date: May 11, 1999                                  /s/ G. Drew Conway
                                         By: __________________________________
                                                    G. Drew Conway,
                                              President and Chief Executive
                                                         Officer
                                              (Principal Executive Officer)

Date: May 11, 1999                                 /s/ Richard L. Bugley
                                         By: __________________________________
                                                   Richard L. Bugley,
                                          Vice President, General Counsel, and
                                         Clerk (Interim Principal Financial and
                                                  Accounting Officer)