Form 10-Q
period 1999-06-26
RENAISSANCE WORLDWIDE INC
filed 1999-08-10
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period           to
                              ________________

                         Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)

                               ________________


      Massachusetts                                         04-2920563
(State of Incorporation)                                (IRS Employer
                                                        Identification No.)

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

  As of August 9, 1999, there were 56,446,086 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.

                               INDEX TO FORM 10-Q

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................     3


         Condensed Consolidated Balance Sheet at December 26, 1998 and
         June 26, 1999 (unaudited).....................................     3

         Condensed Consolidated Statement of Operations for the three and six months ended June 27, 1998 and
         June 26, 1999 (unaudited).....................................     4


         Condensed Consolidated Statement of Cash Flows for the six
         months ended June 27, 1998 and June 26, 1999 (unaudited)......     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements....................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....    13

PART II. OTHER INFORMATION.............................................    13

         SIGNATURES....................................................    14

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

                          RENAISSANCE WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                                          December 26,        June 26,
                                                                                              1998              1999
                                                                                         ---------------   --------------
                                                                                                            (Unaudited)
                                        ASSETS
Current assets
  Cash and cash equivalents............................................................        $ 10,957         $  3,916
  Accounts receivable, net.............................................................         196,190          204,086
  Notes receivable.....................................................................           1,039            2,421
  Deferred income taxes................................................................          10,335           10,334
  Other current assets.................................................................          22,879            8,912
                                                                                               --------         --------
     Total current assets..............................................................         241,400          229,669
Fixed assets, net......................................................................          31,157           38,719
Notes receivable from officers.........................................................           1,049            1,341
Goodwill and other intangible assets...................................................          84,869           96,401
Other assets...........................................................................          11,511           13,219
Deferred income taxes..................................................................           2,079            2,079
                                                                                               --------         --------
     Total assets......................................................................        $372,065         $381,428
                                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit.......................................................................        $ 92,476         $ 96,824
  Current portion of long-term debt....................................................           2,070              802
  Accounts payable.....................................................................          11,454            7,603
  Accrued salaries and wages...........................................................          15,761           14,292
  Other accrued expenses...............................................................          56,928           60,799
  Deferred income taxes................................................................           4,181            4,124
                                                                                               --------         --------
     Total current liabilities.........................................................         182,870          184,444
Deferred income taxes..................................................................           5,928            5,928
Long-term debt.........................................................................           2,353            3,445
Other liabilities......................................................................           1,129              954
                                                                                               --------         --------
     Total liabilities.................................................................         192,280          194,771
                                                                                               --------         --------
Commitments and contingencies
Stockholders' equity
  Preferred stock......................................................................              --               --
  Common stock.........................................................................           4,725            4,725
  Additional paid-in capital...........................................................         181,520          182,751
  Notes receivable from stockholders...................................................          (1,476)          (1,500)
  Retained earnings (deficit)..........................................................          (2,642)           3,652
  Accumulated other comprehensive income...............................................             204             (425)
                                                                                               --------         --------
                                                                                                182,331          189,203
  Less Treasury stock at cost, 200,000 shares..........................................          (2,546)          (2,546)
                                                                                               --------         --------
     Total stockholders' equity........................................................         179,785          186,657
                                                                                               --------         --------
     Total liabilities and stockholders' equity........................................        $372,065         $381,428
                                                                                               ========         ========



   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                        For the Quarter Ended          For the Six Months Ended
                                                    ----------------------------      --------------------------
                                                     June 27,           June 26,       June 27,         June 26,
                                                       1998               1999           1998             1999
                                                    ---------           --------      ------------     ---------
Revenue............................................  $196,467           $209,194      $371,831         $ 418,757
Cost of revenue....................................   129,393            143,759       246,461           289,897
                                                     --------           --------      --------          --------
                                                       67,074             65,435       125,370           128,860
Selling, general and administrative expenses.......    49,936             54,372        96,662           112,403
Acquisition related expenses.......................     6,904                  -         6,904                 -
Asset writedown (note 5)...........................         -              2,950             -             2,950
                                                     --------           --------      --------          --------
Income from operations.............................    10,234              8,113        21,804            13,507
Interest and other expense, net....................     1,083              1,740         1,932             4,265
                                                     --------           --------      --------          --------
Income before taxes................................     9,151              6,373        19,872             9,242
Income tax provision...............................     9,590              2,613        14,848             3,781
                                                     --------           --------      --------          --------
Income (loss) from continuing operations...........  $   (439)          $  3,760      $  5,024          $  5,461
Extraordinary item, net of taxes of $579 (note 5)..         -                833             -               833
                                                     --------           --------      --------          --------
Net income (loss)..................................  $   (439)          $  4,593      $  5,024          $  6,294
                                                     ========           ========      ========          ========
Basic earnings per share:
     Income (loss) before extraordinary item.......  $  (0.01)          $   0.07      $   0.09          $   0.10
     Extraordinary item............................         -               0.01             -              0.01
                                                     --------           --------      --------          --------
     Net income (loss) per share...................  $  (0.01)          $   0.08      $   0.09          $   0.11
                                                     ========           ========      ========          ========

Diluted earnings per share:
     Income (loss) before extraordinary item.......  $  (0.01)          $   0.07      $   0.09          $   0.10
     Extraordinary item............................         -               0.01             -              0.01
                                                     --------           --------      --------          --------
     Net income (loss) per share...................  $  (0.01)          $   0.08      $   0.09          $   0.11
                                                     ========           ========      ========          ========

Weighted average common shares - basic.............    55,320             56,166        55,205            56,160
Weighted average common and potential common
 shares outstanding-diluted........................    55,320             56,777        58,430            56,659




   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                             --------------------------
                                                                                              June 27,       June 26,
                                                                                                1998           1999
                                                                                             -----------   ------------
Cash flows from operating activities:
  Net income.................................................................................  $  5,024       $  6,294
  Adjustments to reconcile net income to net cash used for operating activities
    Depreciation and amortization  ..........................................................     4,375          6,856
    Deferred income taxes  ..................................................................     4,157            (58)
    Extraordinary gain on sale of assets.....................................................         -           (833)
    Writedown of assets......................................................................         -          2,950
    Changes in operating assets and liabilities:
     Accounts receivable  ...................................................................   (36,484)       (14,519)
     Other current assets  ..................................................................    (2,042)        12,146
     Other assets  ..........................................................................      (739)          (750)
     Accounts payable and accrued expenses  .................................................     2,767         (4,971)
     Other liabilities  .....................................................................       876           (127)
                                                                                               --------       --------
Net cash (used for) provided by operating activities  .......................................   (22,066)         6,988
                                                                                               --------       --------
Cash flows from investing activities
  Cash disbursed for acquisitions, net of cash acquired  ....................................   (17,718)       (10,738)
  Proceeds from sale of assets...............................................................         -         10,000
  Increase of notes receivable from officers  ...............................................      (230)          (316)
  Decrease (increase) in notes receivable  ..................................................       633         (1,413)
  Sales and maturities of marketable securities  ............................................     5,845              -
  Purchases of fixed assets  ................................................................    (7,687)       (13,098)
                                                                                               --------       --------
     Net cash used for investing activities  ................................................   (19,157)       (15,565)
                                                                                               --------       --------
Cash flows from financing activities
  Cash proceeds from exercise of stock options  .............................................     5,207             88
  Cash proceeds from stock purchase plan  ...................................................     1,445          1,078
  Net borrowings (repayments) on old line of credit  ........................................    23,106        (92,476)
  Net borrowings on new line of credit  .....................................................        --         96,824
  Principal payments on long-term debt  .....................................................    (5,409)        (2,820)
  Proceeds from issuance of long-term debt  .................................................     3,651             44
  Debt issue costs on new line of credit  ...................................................         -         (1,063)
                                                                                               --------       --------
     Net cash provided by financing activities  .............................................    28,000          1,675
                                                                                               --------       --------
  Effect of exchange rate changes on cash and cash equivalents  .............................        80           (139)
                                                                                               --------       --------
Net decrease in cash and cash equivalents  ..................................................   (13,143)        (7,041)
Cash and cash equivalents, beginning of period  .............................................    19,944         10,957
                                                                                               --------       --------
Cash and cash equivalents, end of period  ...................................................  $  6,801       $  3,916
                                                                                               ========       ========

Non-cash transactions:
In January 1999, the Company incurred $2.5 million in notes payable in connection with the acquisition of Infosolutions.edu (Note 2).

In May 1999, the Company sold the assets of certain business units for $12,000,000 and recognized an after tax gain of $833,000 on the sale of these assets. In connection with the transaction, a $2 million note receivable was received from the buyer (Note 5).

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

 Interim Financial Statements

  The condensed consolidated balance sheet at June 26, 1999 and condensed consolidated statements of operations and of cash flows for the six month periods ended June 27, 1998 and June 26, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 26, 1999 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 26, 1998 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 26, 1998, which are contained in the Company's 1998 Report on Form 10-K.

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

                          RENAISSANCE WORLDWIDE, INC.

A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                                   Three Months Ended                 Six Months Ended
                                                                ------------------------         --------------------------
                                                                  June 27,     June 26,           June 27,       June 26,
                                                                    1998         1999               1998           1999
                                                                ------------   ---------         -----------   ------------
Weighted average number of common shares outstanding-basic  .         55,320      56,166              55,205         56,160
Assumed exercise of stock options, using the treasury stock                0         611               2,997            499
 method
Escrow shares related to acquisitions                                      0           0                 228              0
                                                                      ------      ------              ------         ------
Weighted average number of common and potential common
 shares outstanding -  dilutive                                       55,320      56,777              58,430         56,659
                                                                      ======      ======              ======         ======

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


 Other Comprehensive Income

  The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the quarters ended June 27, 1998 and June 26, 1999, comprehensive income items included in stockholders' equity consisted of translation adjustments of $118 and $11. For the six months ended June 27, 1998 and June 26, 1999, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $81 and $(629).


2.   Acquisition of Subsidiaries--Purchases

     In January 1999, the Company completed the acquisition of Infosolutions.edu for approximately $5.2 million. Infosolutions.edu is an addition to the Company's Enterprise Solutions Group and specializes in providing services to universities and other non-profit organizations.

     In connection with certain earnout agreements related to previous acquisitions, the Company paid $8.0 million in contingent consideration during the six months ended June 26, 1999, which was recorded as additional purchase price.

3.   Acquisition of Subsidiaries--Poolings of Interests

     In the second quarter of 1998, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"). In total, 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were

                          RENAISSANCE WORLDWIDE, INC.

converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions were accounted for as poolings-of-interests and, therefore, the financial statements were restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6.9 million in acquisition-related expenses during the period related to these transactions. These costs are disclosed as a separate line in the statement of income for the period.

4.   Long Term Debt

     The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new interim line of credit with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest was payable on the termination date of the borrowings or, in the case of borrowings bearing a LIBOR interest rate, monthly, in arrears at the LIBOR rate plus 2.0% or the higher of the bank's prime rate or the Federal Funds Rate plus 0.50%, plus 0.75%, at the Company's option. The line was collateralized by substantially all of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Company was in compliance with, or obtained waivers in the event of non-compliance with, the terms of the new interim line of credit as of June 26, 1999. The line was used to fund the debt previously funded by the line of credit which was terminated on March 24, 1999.

     On July 15, 1999 the Company entered into a senior credit facility (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of up to $100.0 million and a term loan of $50 million. The Credit Facility currently bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus 1.75% or LIBOR plus 3.0%. The Credit Facility contains various covenants, including the maintenance of defined financial ratios and is collateralized by substantially all of the assets of the Company.

     As of June 26, 1999, the availability under the interim line of credit was $11 million. The interest rate on the interim line of credit at June 26, 1999 was 7.43%.

5.   Extraordinary Item and Writedown of Assets

     In May 1999, the Company sold certain assets related to the e-commerce and business strategy group for $10 million in cash and $2 million in notes receivable. The assets that were sold were a component of the enterprise solutions segment of the Company. In connection with this sale, the Company recognized an after tax gain of $833,000. The gain on sale has been classified as en extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years. The Company also recorded a $2.9 million charge associated with this sale which has been classified as a writedown of assets within income from operations. This charge relates to other assets disposed of in the acquisition that were not related to prior pooling of interests transactions.

6.   Segment Reporting

  The Company adopted SFAS 131 in fiscal 1998. The Company's four primary business segments include: Business Strategy, Enterprise Solutions, Government Solutions and IT Consulting Services. The following presents information about reported segments for the three and six months ended June 27, 1998 and June 26, 1999.

                                                For the three     For the three             For the six        For the six
                                                 months ended     months ended              months ended       months ended
                                               ----------------   -------------          ------------------   --------------
                                                   June 27,         June 26,                  June 27,           June 26,
                                                     1998             1999                      1998               1999


                          RENAISSANCE WORLDWIDE, INC.

Revenues:
  Business Strategy  ..............................    $ 19,630        $  7,169          $ 37,455         $ 18,561
  Enterprise Solutions  ...........................      41,527          48,928            73,688           98,999
  Government Solutions  ...........................       4,255           9,498             8,063           17,579
  IT Consulting Services  .........................     131,055         143,599           252,625          283,618
                                                       --------        --------          --------         --------
     Total (1)  ...................................    $196,467        $209,194          $371,831         $418,757
                                                       ========        ========          ========         ========
Income from operations:
  Business Strategy  ..............................    $  2,247        $  1,418          $  3,623         $  1,855
  Enterprise Solutions  ...........................       5,816           4,433            10,959            5,208
  Government Solutions  ...........................       1,277           1,395             2,479            2,602
  IT Consulting Services  .........................       9,266          12,948            13,736           24,236
                                                       --------        --------          --------         --------
     Total  .......................................      18,606          20,194            30,797           33,901
  Corporate expenses(2)  ..........................       8,372          12,081             8,993           20,394
  Interest and other income(expense),net  .........       1,083           1,740             1,932            4,265
                                                       --------        --------          --------         --------
     Total income before taxes  ...................    $  9,151        $  6,373          $ 19,872         $  9,242
                                                       ========        ========          ========         ========

______________

(1) Intersegment revenues were not material and have been eliminated in the above presentation.
(2) During 1998, certain back office operations and expenses were centralized into corporate office control thereby increasing the expenses in the corporate area. These expenses are not specifically identifiable to any one business unit.

                          RENAISSANCE WORLDWIDE, INC.

Item II: Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:


  The following table summarizes the Company's significant operating results as a percentage of revenue for each of the periods indicated.

                                                               Three Months Ended                           Six Months Ended
                                                      -----------------------------------         ---------------------------------
                                                           June 27,           June 26,                 June 27,           June 26,
                                                             1998               1999                     1998               1999
                                                      -----------------   ---------------         -----------------   -------------
Revenue  ............................................       100.0%             100.0%                    100.0%            100.0%
Cost of revenue  ....................................        65.9               68.7                      66.3              69.2
                                                            -----              -----                     -----             -----
Gross profit  .......................................        34.1               31.3                      33.7              30.8
Selling, general and administrative expenses  .......        25.4               26.0                      26.0              26.8
Acquisition-related expenses.........................         3.5                  -                       1.8                 -
Restructuring and other asset writedowns.............           -                1.4                         -               0.7
                                                            -----              -----                     -----             -----
Income from operations  .............................         5.2                3.9                       5.9               3.3
Interest and other expense, net  ....................         0.5                0.9                       0.5               1.0
                                                            -----              -----                     -----             -----
Income before taxes  ................................         4.7                3.0                       5.4               2.3
Income tax provision  ...............................         4.9                1.2                       4.0               0.9
                                                            -----              -----                     -----             -----
Net (loss) income from continuing operations  .......        (0.2)               1.8                       1.4%              1.4
Extraordinary item, net of tax.......................           -                0.2                         -               0.1
                                                            -----              -----                     -----             -----
Net income...........................................        (0.2%)              2.0%                      1.4%              1.5%
                                                            -----              -----                     -----             -----

Three Months ended June 27, 1998 and June 26, 1999

  Revenue.   Revenue increased 6.5% to $209.2 million for the second quarter of fiscal 1999 from $196.5 million in the second quarter of 1998. This increase was attributable primarily to a 17% increase in the revenue of the Company's Services business unit in the quarter as a result of a greater number of IT consultants being placed with the Company's clients during the period. The Company's Enterprise Solutions group increased 55.7% as compared to the prior period due primarily to organic growth, the transfer of certain consultants from other business units into this group and the introduction of additional service offerings. The Company's Government Solutions group increased 112.2% as compared to the prior period due primarily to the acquisition of IPAT in July of 1998. The Business Strategy group experienced revenue decreases of 36.1% as compared to the prior period due to the disposition of the COBA UK and Technomics subsidiaries during the quarter and to the transfer during 1998 of certain Strategy consultants to the growing Enterprise Solutions group.

  Gross Profit. Gross profit decreased 2.5% to $65.4 million for the second quarter of 1999 from $67.1 million in the comparable prior period. As a percentage of revenue, gross profit decreased to 31.3% for the period compared to 34.1% for the comparable prior period. The decrease in gross profit percentage was attributable primarily to a slight shift in the mix of the Company's business from the prior quarter resulting in lower revenues from the higher margin Business Strategy group and greater revenues from the relatively lower margin IT Consulting Services group.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by 8.9% to $54.4 million for the second quarter of 1999 from $49.9 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 26% from 25.4% for the comparable prior period. This increase was attributable primarily to investments in the Company's information technology, telecommunications and facilities infrastructure.

                          RENAISSANCE WORLDWIDE, INC.

  Acquisition-related expenses. Acquisition related expenses of $6.9 million for the second quarter of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions.

  Asset writedowns. Asset writedowns of $2.9 million for the second quarter of fiscal 1999 were incurred in connection with the sale of certain assets and were related to other assets disposed of in the transaction that were not related to prior pooling of interests transactions.

  Interest and Other expense, Net.   Interest and other expense, net, increased
to $1.7 million for the second quarter of fiscal 1999 from $1.1 million in expense for the comparable prior period. This change was a result of increased balances under the Company's line of credit due to payments for acquisitions made in 1998, other contingent payments made for acquisitions, fixed asset expenditures as well as increased working capital needs.

  Income tax provision. The effective tax rate in 1998 was significantly affected by non-deductible acquisition related expenses.

  Extraordinary gain. The extraordinary gain recognized during the quarter related to the sale of certain assets related to the e-commerce and business strategy group for $10 million in cash and $2 million in notes receivable. The assets that were sold were a component of the enterprise solutions segment of the Company. In connection with this sale, the Company recognized an after tax gain of $833,000. The gain on sale has been classified as en extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

Six months ended June 27, 1998 and June 26, 1999

Revenue. Revenue increased 12.6% to $418.8 million for the first six months of fiscal 1999 from $371.8 million for the first six months of fiscal 1998. This increase was attributable primarily to a 12.3% increase in the revenue of the Company's Services business unit as a result of a greater number of IT consultants being placed with the Company's clients during the period. The Company's Enterprise Solutions group increased 34.3% as compared to the prior period due primarily to organic growth, the transfer of certain consultants from other business units into this group and the introduction of additional service offerings. The Company's Government Solutions group increased 118% as compared to the prior period due primarily to the acquisition of IPAT in July of 1998. The Business Strategy group experienced revenue decreases of 50.4% as compared to the prior period due to the disposition of the COBA UK and Technomics subsidiaries during the quarter and to the transfer during 1998 of certain Strategy consultants to the growing Enterprise Solutions group.

  Gross Profit.   Gross profit increased 2.8% to $128.9 million for the second quarter of 1999 from $125.4 million in the comparable prior period. As a percentage of revenue, gross profit decreased to 30.8% for the period compared to 33.7% for the comparable prior period.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by 16.3% to $112.4 million for first six months of fiscal 1999 from $96.7 million in the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 26.8% from 26% for the comparable prior period. This increase was attributable primarily to investments in the Company's information technology, telecommunications and facilities infrastructure.

  Acquisition-related expenses. Acquisition related expenses of $6.9 million for the first six months of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions.

                          RENAISSANCE WORLDWIDE, INC.


  Asset writedowns. Asset writedowns of $2.9 million for the second quarter of fiscal 1999 were incurred in connection with the sale of certain assets and were related to other assets disposed of in the transaction that were not related to prior pooling of interests transactions.

  Interest and Other expense, Net.   Interest and other expense, net, increased
to $4.3 million for the first six months of fiscal 1999 from $1.9 million in expense for the comparable prior period. This change was a result of increased balances under the Company's line of credit due to payments for acquisitions made in 1998, other contingent payments made for acquisitions, fixed asset expenditures as well as increased working capital needs.

  Income tax provision. The effective tax rate in 1998 was significantly affected by non-deductible acquisition related expenses.

  Extraordinary gain. The extraordinary gain recognized during the quarter related to the sale of certain assets related to the e-commerce and business strategy group for $10 million in cash and $2 million in notes receivable. The assets that were sold were a component of the enterprise solutions segment of the Company. In connection with this sale, the Company recognized an after tax gain of $833,000. The gain on sale has been classified as en extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

Liquidity and Capital Resources

  The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new interim line of credit with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest was payable on the termination date of the borrowings or, in the case of borrowings bearing a LIBOR interest rate, monthly, in arrears at the LIBOR rate plus 2.0% or the higher of the bank's prime rate or the Federal Funds Rate plus 0.50%, plus 0.75%, at the Company's option. The line was collateralized by substantially all of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Company was in compliance with, or obtained waivers in the event of non-compliance with, the terms of the new interim line of credit as of June 26, 1999. The line was used to fund the debt previously funded by the line of credit which was terminated on March 24, 1999.

  On July 15, 1999 the Company entered into a senior credit facility (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of up to $100.0 million and a term loan of $50 million. The Credit Facility currently bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus 1.75% or LIBOR plus 3.0%. The Credit Facility contains various covenants, including the maintenance of defined financial ratios and is collateralized by substantially all of the assets of the Company.

  As of June 26, 1999, the availability under the interim line of credit was $11 million. The interest rate on the interim line of credit at June 26, 1999 was 7.43%.

  The Company had positive cash flows from operations of $7.0 million dollars for the six months ended June 26, 1999. The positive operating cash flows were due primarily to 12.1 million decrease in other current assets primarily attributed to a reduction in prepaid expenses and the refund on income taxes.

  The Company experienced negative cash flows from financing activities of $15.6 million for the six months ended June 26, 1999. The negative investing cash flows were attributable to $10.7 million in net payments made for acquisitions and $13.1 million in fixed asset purchases during the period. Negative investing cash flows were favorable impacted by $10.0 million by the sales of certain assets in the Enterprise Solutions segment.

  The Company had positive cash flows from financing of $1.7 million dollars for the six months ended June 26, 1999. The positive operating cash flows were attributtable to $4.3 million in net borrowings on the company's lines of credit as wall as $1.1 million in cash received from employees for purchases under the

                          RENAISSANCE WORLDWIDE, INC.


employee stock purchase plan. Financing cash flows were negatively impacted by $2.8 million for the repayment of long-term debt related to acquisitions.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $13.0 million in capital expenditures in the next twelve months principally to upgrade its computer systems. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including $5.5 million which the Company is currently required to pay over the next 12 months. The Company does not believe that such payments will have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its new Credit Facility, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

Item III. Quantitative and Qualitative Disclosures About Market Risk

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


Part II.   Other Information


Item 1--Legal Proceedings

  Not applicable


Item 2--Change in Securities

  Not applicable.

Item 3--Defaults Upon Senior Securities

                          RENAISSANCE WORLDWIDE, INC.


  Not applicable


Item 4--Submission of Matters to a Vote of Security Holders

  On May 27, 1999 the Company held its Annual Meeting of Stockholders. At the meeting the following proposals were voted on as follows:
  1. Election of Robert P. Badavas as a Class I director -- votes were 46,082,946 for and 1,068,346 withheld.
  2. Election of Terry L. Hunter as a Class I director -- votes were 46,004,605 for and 1,146,687 withheld.

Item 5--Other Information

  Not applicable

Item 6--Exhibits and Reports on Form 8-K

     a. Exhibits

       10.5  Amended and Restated Credit Agreement among Renaissance Worldwide,
             Inc., Bank of America, N.A., BNY Factoring LLC, and the Lenders
             named therein.
       27    Financial Data Schedule
     b. Reports on Form 8-K
        Not applicable
                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Renaissance Worldwide, Inc.
                            (Registrant)




Date: August 10, 1999       By:             /s/ G. Drew Conway
                                ______________________________________________
                                                G. Drew Conway,
                                      Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 10, 1999       By:           /s/   Joseph F. Pesce
                                _______________________________________________
                                              Joseph F. Pesce
                            Executive Vice President of Finance, Chief Financial
                                           Officer and Treasurer
                                       14