Form 10-Q
period 1995-09-25
RENAISSANCE WORLDWIDE INC
filed 1999-11-09
CIK 1012123

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period to

                                   ----------

                         Commission File Number 0-28192

                           RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)


       Massachusetts                                         04-2920563
 (State of Incorporation)                                  (IRS Employer
                                                         Identification No.)

                                   ----------

                                189 WELLS AVENUE
                                NEWTON, MA 02159
                                 (617) 527-6886

     (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [ ]


         As of November 3, 1999, there were 56,507,938 shares of Common Stock, no par value, outstanding.

                           RENAISSANCE WORLDWIDE, INC.
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                            3

            Condensed Consolidated Balance Sheet at December 26,
            1998 and September 25, 1999 (Unaudited)                         3

            Condensed Consolidated Statement of Operations for the
            three and nine months ended September 26, 1998 and
            September 25, 1999 (Unaudited)                                  4

            Condensed Consolidated Statement of Cash Flows for the
            nine months ended September 26, 1998 and September 25,
            1999 (Unaudited)                                                5

            Notes to Unaudited Condensed Consolidated Financial
            Statements                                                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  10

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                              13


PART II.    OTHER INFORMATION                                              14

            SIGNATURES                                                     14


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

                           RENAISSANCE WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                            December 26,      September 25,
                                                                1998               1999
                                                             ---------          ---------
                                                                               (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $  10,957          $  14,428
  Accounts receivable, net                                     196,190            194,476
  Notes receivable                                               1,039              1,891
  Deferred income taxes                                         10,335              7,834
  Other current assets                                          22,879              6,317
                                                             ---------          ---------
     Total current assets                                      241,400            224,946
Fixed assets, net                                               31,157             40,408
Notes receivable from officers                                   1,049              1,570
Goodwill and other intangible assets                            84,869             93,728
Other assets                                                    11,511              7,976
Deferred income taxes                                            2,079              4,579
                                                             ---------          ---------
     Total assets                                            $ 372,065          $ 373,207
                                                             =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                             $  92,476          $  30,166
  Current portion of long-term debt                              2,070              1,631
  Accounts payable                                              11,454             11,776
  Accrued salaries and wages                                    15,761             17,347
  Other accrued expenses                                        56,928             59,329
  Deferred income taxes                                          4,181              4,877
                                                             ---------          ---------
     Total current liabilities                                 182,870            125,126
Deferred income taxes                                            5,928              5,182
Term loan                                                         --               49,750
Other long-term debt                                             2,353              3,416
Other liabilities                                                1,129                924
                                                             ---------          ---------
     Total liabilities                                         192,280            184,398
                                                             ---------          ---------

Stockholders' equity:
  Preferred stock                                                 --                 --
  Common stock                                                   4,725              4,725
  Additional paid in capital                                   181,520            183,762
  Notes receivable from stockholders                            (1,476)            (1,500)
  Retained earnings (deficit)                                   (2,642)             4,794
  Cumulative translation adjustment                                204               (426)
  Treasury stock                                                (2,546)            (2,546)
                                                             ---------          ---------
     Total stockholders' equity                                179,785            188,809
                                                             ---------          ---------
          Total liabilities and stockholders' equity         $ 372,065          $ 373,207
                                                             =========          =========



   The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                                         For the quarter ended                For nine months ended
                                                   --------------------------------      --------------------------------
                                                   September 26,      September 25,      September 26,      September 25,
                                                        1998               1999               1998               1999
                                                     ---------          ---------          ---------          ---------
Revenue                                              $ 209,073          $ 189,409          $ 580,904          $ 608,166
Cost of revenue                                        137,681            131,236            384,142            421,133
                                                     ---------          ---------          ---------          ---------
Gross Profit                                            71,392             58,173            196,762            187,033
Selling, general and administrative expenses            51,297             53,930            147,959            166,333
Restructuring charges and asset writedowns               8,980               --                8,980              2,950
Acquisition related expenses                              --                 --                6,904               --
                                                     ---------          ---------          ---------          ---------
Income from operations                                  11,115              4,243             32,919             17,750
Interest and other expense, net                         (1,811)            (2,308)            (3,743)            (6,573)
                                                     ---------          ---------          ---------          ---------
Income before taxes                                      9,304              1,935             29,176             11,177
Income tax provision                                     3,703                793             18,551              4,574
                                                     ---------          ---------          ---------          ---------
Net income from continuing operations                    5,601              1,142             10,625              6,603
Extraordinary item, net of taxes of $579                  --                 --                 --                  833
                                                     ---------          ---------          ---------          ---------
Net income                                           $   5,601          $   1,142          $  10,625          $   7,436
                                                     =========          =========          =========          =========
Basic earnings per share:
  Income before extraordinary item                   $    0.10          $    0.02          $    0.19          $    0.12
  Extraordinary item                                      --                 --                 --                 0.01
                                                     ---------          ---------          ---------          ---------
  Net income                                         $    0.10          $    0.02          $    0.19          $    0.13
                                                     =========          =========          =========          =========
Diluted earnings per share:
  Income before extraordinary item                   $    0.10          $    0.02          $    0.18          $    0.12
  Extraordinary item                                      --                 --                 --                 0.01
                                                     ---------          ---------          ---------          ---------
  Net income                                         $    0.10          $    0.02          $    0.18          $    0.13
                                                     =========          =========          =========          =========
Weighted average common shares:
  Basic                                                 55,544             56,507             55,318             56,274
                                                     =========          =========          =========          =========
  Diluted                                               57,496             56,705             58,088             56,677
                                                     =========          =========          =========          =========


   The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            For nine months ended
                                                                        ------------------------------
                                                                        September 26,    September 25,
                                                                            1998              1999
                                                                          --------          --------

Cash flows from operating activities:
  Net income                                                              $ 10,625          $  7,436
  Adjustments to reconcile net income to net cash
    used for operating activities:
       Depreciation and amortization                                         6,785            10,573
       Deferred income taxes                                                 4,612               (49)
       Extraordinary gain on sale of assets                                   --                (833)
       Writedown of assets                                                    --               2,950
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (57,416)           (5,084)
     Other current assets                                                   (4,117)           13,074
     Other assets                                                           (9,336)            4,493
     Accounts payable and accrued expenses                                  14,484             3,643
     Other liabilities                                                         700              (156)
                                                                          --------          --------
Net cash (used for) provided by operating activities                       (33,663)           36,047

Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                    (22,992)          (12,149)
  Proceeds from sale of assets                                                --              10,000
  Increase of notes receivable from officers                                  (420)             (521)
  Increase in notes receivable                                                (390)              (24)
  Issuance of note receivable from related parties                            --                (883)
  Sales and maturities of marketable securities                              5,845              --
  Purchases of fixed assets                                                 (8,843)          (15,420)
                                                                          --------          --------
Net cash used for investing activities                                     (26,800)          (18,997)

Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit                           40,886           (62,310)
  Principal payments on long-term debt                                      (5,866)           (2,226)
  Proceeds from issuance of long-term debt                                   3,651            50,000
  Debt issue costs on new credit facility                                     --              (1,063)
  Cash proceeds from exercise of stock options and purchase plans           10,601             2,175
  Purchase of treasury stock                                                (2,546)             --
                                                                          --------          --------
 Net cash provided by (used for) financing activities                       46,726           (13,424)

Effect of exchange rate changes on cash and cash equivalents                   (47)             (155)
                                                                          --------          --------
Net decrease in cash and cash equivalents                                  (13,784)            3,471
Cash and cash equivalents, beginning of period                              19,956            10,957
                                                                          --------          --------
Cash and cash equivalents, end of period                                  $  6,172          $ 14,428
                                                                          ========          ========



   The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


1. Nature of Business and Summary of Significant Accounting Policies

    Nature of Business

         Renaissance Worldwide, Inc. ("Renaissance" or "the Company") is a global provider of business and technology consulting services to organizations with complex information technology ("IT') operations in a broad range of industries. The Company's offerings are categorized into four segments: Business Strategy, Enterprise Solutions, Government Solutions, and Information Technology Consulting Services ("IT Consulting Services"). The Business Strategy Group provides management consulting and technology integration services in connection with performance support systems. The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Solutions Group provides specialized management and technology consulting services to the public sector. The IT Consulting Services Group provides consulting services centered on application design, implementation and support. The Company's primary locations are in North America with subsidiaries in Europe and Asia/Pacific.

    Basis of Consolidation

         The accompanying condensed consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

    Interim Financial Statements

         The condensed consolidated balance sheet at September 25, 1999 and condensed consolidated statements of operations and of cash flows for the nine month periods ended September 26, 1998 and September 25, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 25, 1999 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 26, 1998 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 26, 1998, which are contained in the Company's 1998 Report on Form 10-K.

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

                           RENAISSANCE WORLDWIDE, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)


                                                        For the quarter ended         For nine months ended
                                                     ----------------------------  ----------------------------
                                                     September 26,  September 25,  September 26,  September 25,
                                                         1998           1999           1998           1999
                                                        ------         ------         ------         ------
Weighted average number of common shares
  outstanding-basic                                     55,544         56,507         55,318         56,274
Assumed exercise of stock options, using the
  treasury stock method                                  1,497            198          2,467            403
Escrow shares related to acquisitions                      455           --              303           --
                                                        ------         ------         ------         ------
Weighted average number of common and
  potential common shares outstanding - diluted         57,496         56,705         58,088         56,677
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

    Other Comprehensive Income

         The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the quarters ended September 26, 1998 and September 25, 1999, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(128) and $(1). For the nine months ended September 26, 1998 and September 25, 1999, comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(55) and $(630).


2. Acquisition of Subsidiaries--Purchases

         In January 1999, the Company completed the acquisition of Infosolutions.edu for approximately $5,200 including a $2,500 notes payable. Infosolutions.edu is an addition to the Company's Enterprise Solutions Group and specializes in providing services to universities and other non-profit organizations.

         In connection with certain earnout agreements related to previous acquisitions, the Company paid $9,500 in contingent consideration during the nine months ended September 25, 1999, which was recorded as additional purchase price.

                           RENAISSANCE WORLDWIDE, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)


3. Acquisition of Subsidiaries--Pooling of Interests

         In the second quarter of 1998, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad"). In total, 4,554,759 shares of the Company's Common Stock were exchanged for all of the outstanding common stock of Neoglyphics and Triad. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's Common Stock. These transactions were accounted for as pooling of interests and, therefore, the financial statements were restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6,904 in acquisition-related expenses during the period related to these transactions. These costs are disclosed as a separate line in the statement of income for the period.


4. Long-Term Debt

         The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new line of credit ("Interim Facility") with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110,000. Interest was payable monthly in arrears at the LIBOR rate plus 2.00% or the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The Interim Facility was collateralized by all of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Interim Facility was a short-term facility to be used until syndication of a senior term loan facility committed to by the bank. The Interim Facility was used to repay the outstanding borrowings on the existing line of credit that was terminated on March 24, 1999.

         On July 15, 1999 the Company entered into a three-year, $150,000 revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100,000 ("Revolving Credit Facility") and a term loan of $50,000 ("Term Loan"). The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to make quarterly principal payments of $250 on the Term Loan beginning September 15, 2000 and each quarter thereafter until June 15, 2002. The remaining obligations under the Term loan would be repaid on July 15, 2002 along with any outstanding borrowings under the Revolving Credit Facility. The Credit Facility contains various covenants, including the maintenance of defined financial ratios and is secured by all of the assets of the Company and contains certain restrictions.

         On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core industry sectors - Enterprise Solutions and IT Consulting Services. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company will be required to pay amendment fees to the banks and related expenses of approximately $500 which was recorded in the third quarter of 1999 as interest and other expense, net.

         As of September 25, 1999, the availability under the Credit Facility was approximately $18,500. The weighted average interest rate on the Credit Facility at September 25, 1999 was 8.39%.

                           RENAISSANCE WORLDWIDE, INC.
   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 (In thousands)


5. Extraordinary Item and Writedown of Assets

        In May 1999, the Company sold certain assets related to the Enterprise Solutions group for $10,000 in cash and $2,000 in notes receivable. In connection with this sale, the Company recognized an after tax gain of $833. The gain on sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years. The Company also recorded a $2,950 charge associated with this sale which has been classified as a writedown of assets within income from operations. This charge relates to other assets, not related to prior pooling of interests transaction, disposed of in the sale of this business.


6. Segment Reporting

         The Company adopted SFAS 131 in fiscal 1998. The Company's four primary business segments include: Business Strategy, Enterprise Solutions, Government Solutions and IT Consulting Services. The following presents information about reported segments for the three and nine months ended September 26, 1998 and September 25, 1999. Certain amounts previously reported have been reclassified to conform to the Company's current basis of presentation.


                                         For the quarter ended          For nine months ended
                                      ----------------------------   -----------------------------
                                      September 26,  September 25,   September 26,   September 25,
                                          1998            1999            1998            1999
                                        -------         -------         -------         -------
Revenues:
  Business Strategy                      11,868           8,510          35,755          27,071
  Enterprise Solutions                   61,025          40,439         156,677         139,438
  Government Solutions                    5,472           9,248          13,535          26,827
  IT Consulting Services                130,708         131,212         374,937         414,830
                                        -------         -------         -------         -------
     Total(1)                           209,073         189,409         580,904         608,166
                                        =======         =======         =======         =======


Income from operations:
  Business Strategy                       2,010           2,699           6,603           4,554
  Enterprise Solutions                    9,944           2,324          24,017           7,532
  Government Solutions                      597           1,265           3,075           3,867
  IT Consulting Services                 11,119           9,141          23,144          33,375
                                        -------         -------         -------         -------
     Total(1)                            23,670          15,429          56,839          49,328
                                        =======         =======         =======         =======


Corporate expenses(2)                    12,555          11,186          23,920          31,578
Interest and other expense, net           1,811           2,308           3,743           6,573
                                        -------         -------         -------         -------
     Total income before taxes            9,304           1,935          29,176          11,177
                                        =======         =======         =======         =======



(1) Intersegment revenues were not material and have been eliminated in the above presentation.

(2) During 1998, certain back office operations and expenses were centralized into corporate office control thereby increasing the expenses in the corporate area. These expenses are not specifically identifiable to any specific business unit and also include all charges associated with restructuring charges, asset writedowns and acquisition related expenses.

                           RENAISSANCE WORLDWIDE, INC.


Item II: Management's Discussion and Analysis of Financial Condition and Results of Operations

         On September 15, 1999 the Company announced that it expected revenue and earnings per share for the third quarter ending September 25, 1999 to be below published estimates of security analysts. The Company attributes the expected shortfalls in revenue and earnings to a softening in demand for services in two of its core business units; Enterprise solutions and IT Consulting Services. The Company also believes that the slowdown in demand for enterprise resource planning ("ERP") and IT consulting and staffing services will continue through the end of the year, and that's its revenue and earnings for the fourth quarter would be similarly affected. The Company believes this softening has resulted from its customers and potential customers curtailing current projects or deferring new project development and spending to next year because of concerns about the impact of the Year 2000 (Y2K) issue. The Company believes that this Y2K issue has created a significant slowdown in the industry and a hesitation in the marketplace as clients shift their staffing and spending priorities away from initiating new IT projects.

RESULTS OF OPERATION:

Three months ended September 26, 1998 and September 25, 1999

         Revenue. Total revenue decreased 9.4% to $189,409 for the third quarter of fiscal 1999 from $209,073 in the third quarter of 1998. This revenue decrease was attributable to a 33.7% decrease in Enterprise Solutions revenue which decreased to $40,439 for the third quarter of 1999 from $61,025 for the corresponding period of 1998 and a 28.3% decrease in Business Strategy revenue which decrease to $8,510 for the third quarter of 1999 from $11,868 for the corresponding period of 1998. These decreases were partially offset by a 69% increase in Government Solutions revenue which increased to $9,248 in the third quarter of 1999 from $5,472 for the corresponding period of 1998 while IT Consulting Services revenue increased only 0.4% to $131,212 from $130,708 for the corresponding period of 1998. The Company believes that the overall decrease in Enterprise Solutions and IT Consulting Services revenue can be attributed to the previously mentioned Y2K issues mentioned above. In addition, Enterprise Solutions was impacted by the disposition of Neoglyphics Media business in the second quarter of 1999. Business Strategy experienced a decrease in revenue primarily due to the disposition of the COBA UK and Technomics subsidiaries during the first quarter of 1999.

         Gross Profit. Gross profit decreased 18.5% to $58,173 for the third quarter of 1999 from $71,392 for the comparable prior period. As a percentage of revenue, gross profit decreased to 30.7% for the period compared to 34.1% for the comparable prior period. The decrease in gross profit percentage was attributable primarily to a shift in the mix of the Company's business as the percentage of revenue derived from the higher margin Business Strategy, Enterprise Solutions and Government Solutions Groups decreased in relation to the lower margin IT Consulting Services for the third quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 5.1% to $53,930 for the third quarter of 1999 from $51,297 for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 28.5% from 24.5% for the comparable prior period. This increase was attributable primarily to investments in the Company's information technology, corporate finance and administrative functions and telecommunications and facilities infrastructure to accommodate the growth of the past year.

        Restructuring Charges and Asset Writedowns. Restructuring charges and asset writedowns of $8,980 in the third quarter of 1998 were incurred in connection with the implementation of a restructuring plan designed to eliminate redundant facilities and processes. The charges included $3,528 to writedown non-performing assets, $1,254 for ongoing lease payments in excess of estimated sublease income for facilities vacated and employee severance and other payments of $4,198 related to the restructuring.

         Interest and Other Expense, Net. Interest and other expense, net, increased to $2,308 for the third quarter of fiscal 1999 from $1,811 in expense for the comparable prior period. This increase was primarily associated with bank amendment fees and related expenses incurred in connection with the amendment of the Company's financial covenants under its Credit Facility (see
Note 4 -Long-Term Debt).

                           RENAISSANCE WORLDWIDE, INC.


Nine months ended September 26, 1998 and September 25, 1999

         Revenue. Total revenue increased 4.7% to $608,166 for the first nine months of fiscal 1999 from $580,904 in the first nine months of 1998. These increase was attributable to a 98.2% increase in Government Solutions revenue which increased to $26,827 in the first nine months of 1999 from $13,525 for the corresponding period of 1998 while IT Consulting Services revenue increased 10.6% to $414,830 from $374,937 for the corresponding period of 1998. These revenue increases were partially offset by a 11.0% decrease in Enterprise Solutions revenue which decreased to $139,438 for the first nine months of 1999 from $156,677 for the corresponding period of 1998 and a 24.3% decrease in Business Strategy revenue which decreased to $27,071 for the first nine months of 1999 from $35,755 for the corresponding period of 1998. The Company believes that the overall decrease in Enterprise Solutions and the slow down in the IT Consulting Services revenue can be attributed to the previously mentioned Y2K issues. In addition, Enterprise Solutions was impacted by the disposition of Neoglyphics Media business in the second quarter of 1999. Business Strategy experienced a decrease in revenue primarily due to the disposition of the COBA UK and Technomics subsidiaries during the first quarter of 1999.

         Gross Profit. Gross profit decreased 4.9% to $187,033 for the third quarter of 1999 from $196,762 for the comparable prior period. As a percentage of revenue, gross profit decreased to 30.8% for the period compared to 33.9% for the corresponding period of 1998. The decrease in gross profit percentage was attributable primarily to a shift in the mix of the Company's business as the percentage of revenue derived from the higher margin Business Strategy, Enterprise Solutions and Government Solutions Groups decreased in relation to the lower margin IT Consulting Services for the third quarter of 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 12.4% to $166,333 for first nine months of fiscal 1999 from $147,959 in the corresponding period of 1998. As a percentage of revenue, selling, general and administrative expenses increased to 27.4% from 25.5% for the comparable prior period. This increase was attributable primarily to investments in the Company's information technology, corporate finance and administrative functions and telecommunications and facilities infrastructure to accommodate the growth of the past year.

        Restructuring Charges and Asset Writedowns. The Company recorded asset writedowns of $2,950 for the second quarter of fiscal 1999 which were incurred in connection with the sale of assets during the quarter. Assets written down were not related to prior pooling of interests transactions. Restructuring charges and asset writedowns of $8,980 in the third quarter of 1998 were incurred in connection with the implementation of a restructuring plan designed to eliminate redundant facilities and processes. The charge included $3,528 to writedown non-performing assets, $1,254 for ongoing lease payments in excess of estimated sublease income for facilities vacated and employee severance and other payments of $4,198 related to the restructuring.

        Acquisition Related Expenses. Acquisition related expenses of $6,904 for the first nine months of fiscal 1998 were incurred in connection with the Neoglyphics and Triad acquisitions.

         Interest and Other Expense, Net. Interest and other expense, net, increased to $6,573 for the first nine months of fiscal 1999 from $3,743 in expense for the comparable prior period. This change was a result of increased balances under the Company's credit facilities due to payments for acquisitions made in 1998, other contingent payments made for acquisitions, fixed asset expenditures as well as increased working capital needs and bank amendment fees and related expenses incurred in connection with the amendment of the Company's financial covenants under its Credit Facility (See Note 4 - Long-Term Debt).

         Extraordinary gain. The extraordinary gain recognized during the second quarter of 1999 related to the sale of certain assets related to the Enterprise Solutions Group for $10,000 in cash and $2,000 in notes receivable. In connection with this sale, the Company recognized an after tax gain of $833. The gain on sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

                           RENAISSANCE WORLDWIDE, INC.


Liquidity and Capital Resources

         The Company's line of credit existing at December 26, 1998 was terminated on March 24, 1999. In February of 1999, the Company entered into a new line of credit ("Interim Facility") with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110,000. Interest was payable monthly in arrears at the LIBOR rate plus 2.00% or the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The Interim Facility was collateralized by all of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Interim Facility was a short-term facility to be used until syndication of a senior term loan facility committed to by the bank. The Interim Facility was used to repay the outstanding borrowings on the existing line of credit that was terminated on March 24, 1999.

         On July 15, 1999 the Company entered into a three-year, $150,000 revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100,000 ("Revolving Credit Facility") and a term loan of $50,000 ("Term Loan"). The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to make quarterly principal payments of $250 on the Term Loan beginning September 15, 2000 and each quarter thereafter until June 15, 2002. The remaining obligations under the Term loan would be repaid on July 15, 2002 along with any outstanding borrowings under the Revolving Credit Facility. The Credit Facility contains various covenants, including the maintenance of defined financial ratios and is secured by all of the assets of the Company and contains certain restrictions.

         On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core industry sectors - Enterprise Solutions and IT Consulting Services. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company will be required to pay amendment fees to the banks and related expenses of approximately $500 which was recorded in the third quarter of 1999 as interest and other expense, net.

         As of September 25, 1999, the availability under the Credit Facility was approximately $18,500. The weighted average interest rate on the Credit Facility at September 25, 1999 was 8.39%.

         The Company had cash flows from operations of $36,047 for the nine months ended September 25, 1999. The operating cash flows were due primarily to a $17,567 decrease in other current assets and other assets primarily attributed to a reduction in prepaid expenses, security deposits on facilities and the refund on income taxes offset partially by an increase in accounts receivable of $5,084.

         The Company used cash of $18,997 for investing activities for the nine months ended September 25, 1999. The Company used $12,149 of cash for acquisitions, of which approximately $9,500 was for certain earnout agreements related to previous acquisitions which was recorded as additional purchase price, and $15,420 for fixed asset purchases during the period. This use of funds was partially offset by $10,000 of cash received from the sales of certain assets in the Enterprise Solutions Group.

         The Company used $13,424 of cash for financing activities for the nine months ended September 25, 1999. This use of cash was attributable primarily to repayments on the Company's credit facilities, net of the establishment of the Term Loan portion under the new Credit Facility.

                           RENAISSANCE WORLDWIDE, INC.


              The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $18,000 in capital expenditures in the next twelve months principally to upgrade its computer systems and facilities. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including approximately $9,000 which the Company is currently required to pay over the next 12 months. The Company does not believe that such payments will have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its new Credit Facility, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital and financing needs for at least the next 12 months.

Year 2000

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

         The Company does not currently have contingency plans with respect to the Year 2000 problem. Should any Year 2000 issues be identified in the current months which the Company believes could remain unresolved at year end, the Company will develop contingency plans. Consultants' internal work for the Company could negatively impact the Company's ability to employ its consultants on billable projects which could have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

Certain Factors That May Affect Future Operating Results

         The foregoing forward-looking statements involve risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, its dependence on key clients, risks associated with international operations, its dependence on key personnel, the relatively short history of profitability, the impact of the government regulation on immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussion of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Report on Form 10-K. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

                           RENAISSANCE WORLDWIDE, INC.


Part II. Other Information

Item 1--Legal Proceedings

         Not applicable

Item 2--Change in Securities

         Not applicable

Item 3--Defaults Upon Senior Securities

         Not applicable

Item 4--Submission of Matters to a Vote of Security Holders

         Non applicable

Item 5--Other Information

         Not applicable

Item 6--Exhibits and Reports on Form 8-K

         a.  Exhibits

             10.6 First Amendment to the Amended and Restated Credit Agreement among Renaissance Worldwide. Inc., Bank of America, N.A., BNY Factoring LLC, and Lenders named within.

             27.1     Financial Data Schedule

         b.  Reports on Form 8-K

             Not applicable


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RENAISSANCE WORLDWIDE, INC.
                                      (Registrant)



Date: November 9, 1999                By:       /s/ G. DREW CONWAY
                                          -------------------------------------
                                                    G. Drew Conway,
                                          Chairman and Chief Executive Officer
                                             (Principal Executive Officer)


Date: November 9, 1999                By:       /s/ JOSEPH F. PESCE
                                          -------------------------------------
                                                    Joseph F. Pesce,
                                               Executive Vice President of
                                                Finance, Chief Financial
                                                 Officer and Treasurer