Form 10-K405
period 1999-12-25
RENAISSANCE WORLDWIDE INC
filed 2000-03-24
CIK 1012123

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

                 FOR THE FISCAL YEAR ENDED: DECEMBER 25, 1999

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

                               52 Second Avenue
                         Waltham, Massachusetts 02451
                                (781) 290-3000
   (Address, including ZIP Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

  Based on the closing sales price of the registrant's Common Stock on the NASDAQ National Market on March 17, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $232,542,000.

  The number of shares of the registrant's Common Stock outstanding on March 17, 2000 was 56,789,488.

                      DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION WITH ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 25,
               2000 ARE INCORPORATED BY REFERENCE INTO PART III.

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

Overview

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a global provider of business and technology consulting services. The four business units in operation during 1999 were the Information Technology Consulting Services Group, the Enterprise Solutions Group, the Government Solutions Group and the Business Strategy Group. In February, 2000, the Company announced its intention to realign its existing business units and transform the organization to focus more directly on emerging eBusiness opportunities and increasing client interest and investment in web-based technologies. This transformation includes the incubation and development of two new business units--GovConnect.com(TM) and the eSystems Development Group, as well as the development and implementation of an Internet based recruiting platform.

  As part of this refinement of the Company's strategic focus, the Business Strategy Group was sold on March 10, 2000 for $65.0 million. Proceeds from the sale were used to pay-down the Company's debt which will provide additional liquidity to develop further emerging opportunities (see Note 17 of Notes to Consolidated Financial Statements).

The Company's Business

  The Company provides business and technology consulting services primarily to Global 2000 companies, and to a lesser extent, to other businesses around the world. The Company maintains offices in North America, Europe, and the Asia-Pacific region.

 Information Technology Consulting Services Group

  The Information Technology Consulting Services Group ("ITCS Group") provides services designed to assist clients in design, implementation and/or support of IT applications. The ITCS Group focuses principally on 4 service areas: IT Strategy and eBalanced Scorecard; eTransformation; Custom Application Development including project management; and IT Staffing services built around five technology sectors: workgroup/desktop; legacy systems; network and communications; database design and development; and Internet/www.

 Enterprise Solutions Group

  The Enterprise Solutions Group provides business and technology solutions designed to integrate leading edge processes and technologies. In 1999 the Enterprise Solutions Group divested two non-core entities--the operations of Neoglyphics Media Corporation as well as the Customer Management Solutions Vantive Practice ("CMS"). (See Note 4 of Notes to Consolidated Financial Statements). The Enterprise Solutions Group's principal offerings fall into three categories: enterprise applications; eWorkplace(TM); and eValueChain(TM).

 Government Solutions Group

  The Government Solutions Group provides technology solutions to the public sector, primarily in the areas of strategy, systems integration and electronic solutions. Technology solution competencies are focused around Public Assistance, Child Support Enforcement, Child Welfare, Managed Care, Employment and Training, Administration, Tax and Revenue Processing, and Courts and Judicial Systems Automation.

 Business Strategy Group

  The Business Strategy Group provided strategy development and implementation consulting services to large organizations primarily in the global telecommunications, computing, and energy industries. The group offered services in three principal categories: strategic destination, strategic navigation and strategic mobilization consulting. As noted above, this group was sold in a cash transaction on March 10, 2000. For the year ended December 25, 1999, the Business Strategy Group accounted for approximately 4% of the Company's total revenue.

ITCS Group

  The ITCS Group provides consulting services to assist clients in the design, implementation, and support of information technology ("IT") applications. During the fiscal year ended December 25, 1999, the ITCS Group accounted for approximately 69% of the Company's total revenue.

 Service Offerings

  . IT Strategy and eBalanced Scorecards. The ITCS Group provides business management consulting for organizations which need to develop a competitive business roadmap in the emerging Internet economy. The Company uses a variety of business management consulting methodologies to focus, shape, map and transform the organization. The goal is to develop and validate an eStrategy, which supports both business and IT initiatives to create profitable and competitive Internet-based products, services and relationships.

  . eTransformation. The ITCS Group provides life-cycle transformation of legacy platforms, systems integration, and application development services. These engagements typically require redevelopment of the (front-end) user interface, adding new middleware, and usually retaining the existing (back-end) data interface for transaction processing needs, data warehousing repositories, data mining processes, etc. These services allow clients to integrate existing business functions and processes across disparate systems, applications and platforms. This integration is designed to allow clients enterprise-wide collaboration with customers, suppliers and service providers, particularly where Internet, intranet and extranet now provide database transactions, interactive collaboration, and transactional interfaces to end users. These advanced applications require expertise in database management systems, client/server architectures, object-oriented programming languages and custom software development.

  . Custom Application Development. The ITCS Group provides full life-cycle
    (Concept-To-Completion(R)) application development services, including project management. These engagements consist of requirements definition, analysis, applications and systems architecture, design, prototyping and programming, implementation and project management of web-based and client-server application software.

  . IT Staffing and Project Management. The ITCS Group provides IT supplemental staffing and project management services on a contract basis for application development and software engineering. The ITCS Group's technology professionals are billed primarily on an hourly basis and typically work on implementation, integration and development engagements lasting from six to twelve months under the direction of the client.

Enterprise Solutions Group

  The Enterprise Solutions Group provides management consulting and technology integration solutions to improve client business performance through strategic alignment, process innovation technology deployment and organizational mobilization. The Enterprise Solutions Group's principal offerings fall into three categories: 1) enterprise application strategic consulting and deployment, 2) eWorkplace(TM) strategic consulting and application deployment,
3) eValueChain strategic consulting and application deployment. For the year ended December 25, 1999, the Enterprise Solutions Group accounted for approximately 22% of the Company"s total revenue.

 Service Offerings

  . Enterprise Applications. These services include planning, selecting, implementing, supporting and managing clients' application and process improvement environments. The Enterprise Solutions Group provides comprehensive implementation services for complex software packages, including back office systems for human resources, benefits, compensation, career development, recruiting, payroll and financial applications; and student administration systems for higher education institutions.

  . eWorkplace. The Enterprise Solutions Group provides strategic consulting, planning and application deployment services for employee and manager self-service applications, service center/call center support applications, knowledge-base deployments, and enterprise information portal applications.

  . eValueChain. The Enterprise Solutions Group provides strategic consulting, planning and application deployment services for supply chain, distribution, logistics, procurement, and order processing to support the supplier side, and front-office strategic consulting, planning and application deployment services for customer relationship management and sales force automation applications.

Government Solutions Group

  The Government Solutions Group provides specialized management and IT consulting services to federal, state and municipal government clients. For the year ended December 25, 1999, the Government Solutions Group accounted for approximately 5% of the Company's total revenue.

 Service Offerings

  The Government Solutions Group's professionals address the requirements particular to the public sector with management and technology consulting and systems integration and electronic solutions in the following areas:

  . Public Assistance (TANF, Welfare Reform, Medicaid, Child Care)

  . Child Support Enforcement

  . Child Welfare

  . Managed Care (Health Care)

  . Employment and Training (Labor)

  . Administration (Payroll, Human Resources, Retirement)

  . Tax and Revenue Processing

  . Courts and Judicial Systems Automation

  See Note 12 to the Company's Consolidated Financial Statements for additional financial information about these business units and geographic regions.

Competition

  The market for the Company's consulting services is intensely competitive on local, national, and international levels. The market is fragmented and subject to rapid change. The market is served by numerous management consulting companies, technology consultants, temporary personnel agencies and outsourcing companies, solutions providers, implementers, systems integrators, diversified technology companies (including hardware and software companies), and other service companies, some of which have greater financial, technical, marketing, and other resources and have greater name recognition than the Company. Some of these competitors have a nationwide and/or worldwide presence equivalent to, or greater than, that of the Company. Within any given market, the Company and its competitors frequently compete for the same highly skilled consultants.

  The Enterprise Solutions, Government Solutions and ITCS Groups compete with many other companies for IT professionals. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; consistent flow of high quality, varied assignments; schedule flexibility; and an understanding of consultant skills and work preferences. These groups also compete for management consultants. Management consultants often hold advanced degrees and are in high demand across many business sectors. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; quality, variety and complexity of assignments; opportunity for advancement; and opportunity for professional development.

  The Company competes for clients with a wide array of service providers. The Company considers large organizations with complex business and technology needs to be among its prime clients. Within a given market, there are a limited number of such potential clients, some of which have designated only certain companies as approved providers of the type of services provided by the Company. Primary competitive factors for obtaining and retaining clients include: comprehensive service offerings; careful matching of consultant skills with the client's requirements; nationwide and worldwide presence; organizational expertise and expertise of individual consultants; price of services; monitoring of client satisfaction during and after an engagement; and general responsiveness to client needs.

  Although the Company believes that it competes favorably in recruiting IT professionals and management consultants as well as in obtaining clients, there is no assurance that it will continue to be successful in doing so.

Growth Strategy

  The Company believes that it needs to focus on the emerging opportunities of the Internet economy to achieve internal growth. The Company believes that many of its current service offerings (including eTransformation, custom application development, eStrategy, eGovernment, eWorkplace, eValueChain and IT staffing) are well positioned to benefit from the large client interest and investment in Internet, intranet and extranet technologies. In addition, the Company believes that there are significant additional opportunities available to it through the incubation of strategic new offerings. The Company's growth strategy consists of the following primary components:

  . Focus on Key Service Offerings. In 1999 the Company narrowed its formerly wide spectrum of services offerings to effectively focus on a few, key service areas. These include IT strategy and eBalanced Scorecard, IT transformation, primarily from legacy to Internet or web-based systems, electronic government and public access, and IT staffing. The Company has a significant track record in each of these areas, and feels that it has the capability to successfully grow revenue and margin without the distraction of service areas that are considered non-core, less significant or those that have historically performed poorly over time.

  . Sales and Management Training. Management believes that it has assembled a world-class professional staff. A strategic part of growing the organization is the retention of best-in-class individuals and the advancement of leadership at all levels through a clearly defined and executed training program. Ongoing training offers a means of sharing knowledge, fostering company culture, participating in best practices and enhancing critical job skills. The expanded organization and history of continued rapid growth have provided professional staff with an array of opportunities and challenges, and management believes that the continuing development of the professional staff is central to the Company's successful growth and expansion.

  . Leverage Opportunities of the Emerging Digital Economy. Management believes that the Company is well positioned to benefit from the growing client interest and investment in Internet and other web-based technologies. Under its emerging business model, The Company will both nurture certain existing e-solutions capabilities and incubate new offerings within its organization to create new independent units focused on delivering web-based business-to-business e-solutions. In early 2000 the Company announced the launch of two new service units:
    GovConnect.com(TM), electronic government and public access; and the eSystems Development Group, focusing on end-to-end (strategy, transformation, implementation) eBusiness solutions. The Company plans to hold a variable ownership position in its new e-businesses, some of which may be publicly held.

  . Leverage Key Strategic Partnerships. The Company understands that strategic partnerships are key to successful service development and delivery in the current highly complex and rapidly changing technological environment. Therefore, it has formed several key partnerships with industry leading software, systems, communications, computing and platform companies. The partners often benefit from this relationship with the Company as well, not only from the perspective of added opportunities, but for purposes of beta testing and ongoing design of tools and methodologies. The Company believes it must develop and maintain successful key partnerships to better serve its clients. The Company is not a reseller of any major product or service of any of its partners, and takes pride in its position as an unbiased consultancy.

  . Large Account Penetration. The Company seeks to develop long-term strategic partnerships with industry leading Global 2000 clients. The Company offers services across the IT spectrum, particularly involving enterprise applications and Internet or other web-based strategy, transformation or implementation services. The Company believes that leveraging additional Company services to its top 100 clients as well as ongoing client satisfaction will result in a strong recurring revenue base. In addition, the Company's Government Solutions Group currently provides services to a majority of state governments. The Company plans to leverage its track record with that base of government agencies by offering additional service offerings within each given state to other agencies or municipalities, particularly in the area of electronic government and public access.

  . Focus on Accountability. Management understands that growth is not enough to enhance shareholder value. To increase shareholder value, growth must be managed and controlled to ensure that the growth is responsible growth. The Company made a significant investment in 1999 to create the systems and metrics to measure revenue growth and monitor spending. The Company has also successfully recruited a new Chief Operating Officer, Chief Financial Officer and Chief Information Officer to help drive growth while maintaining fiscal responsibility.

Client Base

  The Company focuses its sales efforts primarily on large organizations with complex business and technology needs. In the year ended December 25, 1999, approximately 20% of the Company's revenue was derived from its top 10 customers, none of which accounted for more than 10% of revenue. The primary industries served by the Company are communications and computing, financial services, manufacturing and the public sector.

Employees

  As of December 25, 1999, the Company had approximately 4,900 employees, consisting of 2,200 salaried consultants, 1,800 hourly consultants and 900 branch, corporate and administrative staff. In addition, the Company had approximately 700 consultants working on an independent contractor basis as of such date. The

Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

Executive Officers of the Registrant

  The executive officers of the Company are as follows:

   Name                  Age                            Position
   ----                  ---                            --------
G. Drew Conway..........  42 Chairman, Chief Executive Officer and Director

Edward H. Longo, Jr.....  56 President and Chief Operating Officer

Joseph F. Pesce.........  51 Executive Vice President, Chief Financial Officer and Treasurer

Christopher D. T.
 Guiffre................  31 Vice President, General Counsel and Clerk

  Mr. Conway founded the Company (formerly The Registry, Inc.) in 1986, and currently serves as Chairman and Chief Executive Officer.

  Mr. Longo has served as President and Chief Operating Officer since July, 1999. From 1980 until 1999, Mr. Longo served in various executive roles including Senior Vice President of Information Services Division at Keane, Inc., an IT services company. From 1970 until 1980, he served in various management and technical positions at Honeywell, Inc., a diversified technology and manufacturing company.

  Mr. Pesce has served as Executive Vice President, Chief Financial Officer and Treasurer since July, 1999. From 1994 until 1999, Mr. Pesce was Vice President, Chief Financial Officer and Treasurer of Concentra Managed Care Inc., a provider of field care management and specialized cost containment services. From 1981 until 1994, he held various financial positions of increasing responsibility with Computervision Corporation and its predecessor, Prime Computer, Inc., including Controller, Vice President of Finance, Treasurer and Chief Financial Officer. Mr. Pesce is a certified public accountant.

  Mr. Guiffre has served as Vice President, General Counsel and Clerk since March, 2000. From 1998 to 2000, Mr. Guiffre served as Corporate Counsel and Director of Legal Affairs, and from 1997 to 1998, he served as Counsel to the Company. Prior to joining Renaissance, he was an Associate at Bingham Dana LLP, a major Boston law firm. Mr. Guiffre is also a Director of Progressive Solutions Corporation, a privately-held technology training company. Mr. Guiffre has been a member of the Massachusetts Bar since 1995.

  Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Waltham, Massachusetts, in approximately 200,000 square feet under a ten-year lease which will expire in January 2010, unless renewed for one five-year term. The Company is currently negotiating to sublease approximately 50,000 square feet and 25,000 square feet of this facility, each for a three-year term. In November of 1999 the Company moved from its prior Newton, Massachusetts location in a leased space owned by the 189 Wells Avenue Realty Trust (the "Trust"), of which G. Drew Conway, Chief Executive Officer, Chairman of the Board and significant stockholder is sole beneficiary. That building was sold in March, 2000 and the Company was released from its lease obligation effective with the sale. The Company's new Waltham headquarters consolidates the staff of 6 former area locations, all of which have been closed.

  The Company also maintains offices and leases office space in the various locations throughout the world in which it maintains branch offices. The Company believes that its facilities are adequate for its current operations, but there can be no assurance that the Company will be able to lease space on acceptable terms to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently involved in any legal proceedings the resolution of which, in management's opinion, would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the NASDAQ National Market under the symbol "REGI". The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

     Quarter                                                       High   Low
     -------                                                      ------ ------
Fiscal 1999
  First Quarter.................................................. $ 8.38 $ 4.00
  Second Quarter.................................................   8.19   4.75
  Third Quarter..................................................   8.06   3.69
  Fourth Quarter.................................................   7.75   2.69
Fiscal 1998
  First Quarter..................................................  31.75  20.75
  Second Quarter.................................................  28.94  16.75
  Third Quarter..................................................  23.06   8.56
  Fourth Quarter.................................................  15.06   5.38

  The stock prices shown above have been adjusted to reflect the two-for-one stock split effected as a stock dividend that was paid on March 24, 1998.

Holders of Record

  On March 17, 2000, there were approximately 154 holders of record of the Company's common stock.

Dividends

  The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company's revolving line of credit agreements prohibit the payment of cash dividends without consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Common Stock Buy Back

  On March 14, 2000, the Company announced that its Board of Directors authorized the Company to repurchase up to 2 million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares would be used for employee stock benefit and stock option plans.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  During the Company's fiscal year ended June 28, 1997 and the six-month transition period (which resulted from a change to the Company's year-end) ended December 27, 1997, the Company acquired Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), Renaissance Solutions, Inc. ("RSI") and The Hunter Group, Inc. ("The Hunter Group") in transactions accounted for as pooling of interests. In the second quarter of fiscal 1998, the Company acquired Triad Data, Inc. ("Triad") and Neoglyphics Media Corporation ("Neoglyphics") in transactions also accounted for as pooling of interests. Each of the acquired companies had a fiscal year that ended in December. The Statement of Operations Data and Balance Sheet Data for the Company's fiscal years presented below give effect to these acquisitions by combining their financial position as of the date shown and their results of operations for the twelve months ended on that date with those of the Company, as shown in the following table. For the transition period, the Statement of Operations Data and Balance Sheet Data reflect the results of operations for the six months ended December 27, 1997 and the financial position on that date for all the companies.

                       Renaissance
                          (The
                        Registry)        ARI           SCR           RSI         Hunter         Triad      Neoglyphics
                      ------------- ------------- ------------- ------------- ------------- ------------- -------------
Fiscal 1995.......... June 24, 1995 Dec. 31, 1995 Dec. 31, 1995 Dec. 31, 1995 Dec. 31, 1994 Dec. 31, 1995 Dec. 31, 1995(1)
Fiscal 1996.......... June 29, 1996 June 30, 1996 June 30, 1996 Dec. 31, 1996 Dec. 31, 1995 Dec. 31, 1996 Dec. 31, 1996
Fiscal 1997.......... June 28, 1997 June 30, 1997 June 30, 1997 June 30, 1997 Dec. 31, 1996 Dec. 31, 1997 Dec. 31, 1997

(1) Neoglyphics commenced operations as a separate entity in February 1995. The results of operations for 1995 include the 11 months ended December 31, 1995.

  The following table sets forth, on the basis described above, certain selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

                                  Year Ended           Transition         Year Ended
                          --------------------------  Period Ended -------------------------
                          June 24, June 29, June 28,  December 27, December 26, December 25,
                            1995   1996(4)  1997(3)       1997         1998         1999
                          -------- -------- --------  ------------ ------------ ------------
                                        (In thousands except per share data)
Statement of Operations
 Data(1):
Revenue.................  $199,356 $298,278 $444,504    $283,076     $710,156     $742,584
Cost of revenue.........   144,171  212,756  314,074     196,100      482,733      522,462
                          -------- -------- --------    --------     --------     --------
Gross profit............    55,185   85,522  130,430      86,976      227,423      220,122
Selling, general and
 administrative
 expenses...............    45,642   69,186   97,809      71,134      193,355      208,856
Acquisition-related
 expenses(2)............       --     3,524    8,268       6,761        6,904          --
Restructuring charges
 and other asset
 writedowns(5)..........       --       --       --          --         5,691        6,910
                          -------- -------- --------    --------     --------     --------
Income from operations..     9,543   12,812   24,353       9,081       21,473        4,356
                          -------- -------- --------    --------     --------     --------
Interest and other
 (income) expense, net..       804      773   (3,267)      1,162        5,503        9,336
                          -------- -------- --------    --------     --------     --------
Income (loss) from
 continuing operations
 before taxes...........     8,739   12,039   27,620       7,919       15,970       (4,980)
Income tax provision....     1,544    3,886   14,074       5,009       12,992          362
                          -------- -------- --------    --------     --------     --------
Income (loss) from
 continuing operations..     7,195    8,153   13,546       2,910        2,978       (5,342)
Income (loss) from
 discontinued
 operations(6)..........     3,094    3,867    3,628      (7,141)     (34,324)       3,419
                          -------- -------- --------    --------     --------     --------
Income (loss) before
 extraordinary items....    10,289   12,020   17,174      (4,231)     (31,346)      (1,923)
Extraordinary gain, net
 of taxes of $579.......       --       --       --          --           --           833
                          -------- -------- --------    --------     --------     --------
Net income (loss).......  $ 10,289 $ 12,020 $ 17,174    $ (4,231)    $(31,346)    $ (1,090)
                          ======== ======== ========    ========     ========     ========
Basic earnings per
 share:
 Income (loss) from
  continuing
  operations............  $   0.18 $   0.19 $   0.27    $   0.05     $   0.05     $  (0.09)
 Discontinued
  operations............      0.07     0.09     0.07       (0.13)       (0.62)        0.06
 Extraordinary gain.....       --       --       --          --           --          0.01
                          -------- -------- --------    --------     --------     --------
 Net income (loss)......  $   0.25 $   0.28 $   0.34    $  (0.08)    $  (0.57)    $  (0.02)
                          ======== ======== ========    ========     ========     ========
Diluted earnings per
 share:
 Income (loss) from
  continuing
  operations............  $   0.17 $   0.18 $   0.25    $   0.05     $   0.05     $  (0.09)
 Discontinued
  operations............      0.07 $   0.08 $   0.06       (0.12)       (0.59)        0.06
 Extraordinary gain.....       --       --       --          --           --          0.01
                          -------- -------- --------    --------     --------     --------
 Net income (loss)......  $   0.24 $   0.26 $   0.31    $  (0.07)    $  (0.54)    $  (0.02)
                          ======== ======== ========    ========     ========     ========
Weighted average common
 shares:
 Basic..................    40,776   42,885   50,495      54,537       55,418       56,338
 Diluted................    43,013   46,862   54,607      58,159       57,830       56,338
Distributions...........  $  4,372 $  2,958 $  3,465    $    925     $    --      $    --
Balance Sheet Data:
Cash and cash
 equivalents............  $  8,067 $ 64,507 $ 30,013    $ 19,956     $ 10,957     $ 10,605
Working capital.........    26,958  113,147  134,023      75,411       58,530       95,919
Total assets............    75,835  168,024  256,921     316,177      372,065      338,644
Total debt, including
 current portion........    25,016   11,198   12,021      49,928       96,899       73,509
Stockholders' equity....    33,346  123,743  197,092     193,895      179,785      181,357

--------
(1) Statement of Operations Data for the years ended June 24, 1995, June 29, 1996, June 28, 1997, December 26, 1998 and December 25, 1999 are for 52,
    53, 52, 52 and 52 weeks, respectively.
(2) Represents transaction and other related costs associated with acquisitions accounted for as pooling of interests.

(3) In August 1996, ARI received a settlement of $1.6 million from its insurance company for payment of defense costs and related expenses associated with certain litigation. This amount, less related expenses, has been included in interest and other income (expense), net, in the Statement of Operations Data above.
(4) In conjunction with the renegotiation of the Company's lease with a real estate trust of which Mr. Conway is the sole beneficiary, the accounts of the Trust have been consolidated with those of the Company, commencing September 19, 1995 (see Note 14 of Notes to Consolidated Financial Statements).
(5) The charge of $5.7 million in 1998 consists primarily of reserves for redundant facilities and personnel pursuant to a restructuring plan which the company adopted in the third quarter. The asset writedowns of $6.9 million in 1999 consist of $2.9 million related to the sale of Neoglyphics and CMS in the second quarter and a $4.0 million goodwill writedown related to the proposed disposition of Renaissance Worldwide Professionals, Ltd. (formerly known as James Duncan Associates, Ltd.) which is expected to close in March of 2000.
(6) In the fourth quarter of fiscal 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $65.0 million closed on March 10, 2000 and will result in a gain for the Company estimated at $10 million which will be recorded in the first quarter of 2000. Accordingly, the Company reported the results of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown. Income (loss) from discontinued operations for the six months ended December 27, 1997 include acquisition-related expenses of $11.2 million associated with the acquisition of RSI, which was accounted for as a pooling of interests. Income (loss) from discontinued operations for the year ended December 26, 1998 includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Since its initial public offering in June 1996 and through the end of 1998, the Company executed an aggressive acquisition strategy acquiring twenty-three companies, significantly expanding the Company's national and international presence and increasing the number of management consulting and IT service offerings provided by the Company. With the growth came a reorganization of the Company's structure into four business segments: Enterprise Solutions Group, Government Solutions Group (together as the "Solutions Groups") and Information Technology Consulting Services ("ITCS") Group and the Business Strategy Group. The Business Strategy Group was sold on March 10, 2000 for $65.0 million and is now shown as discontinued operations on the Company's Statement of Operations for all periods presented (see Note 17 of Notes to Consolidated Financial Statements).

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

  The Company experiences certain fluctuations in its revenues and operating results as revenue is recognized only when consultants are working. As such, quarterly results are adversely affected when client facilities are closed due to holidays or inclement weather, when there are a number of Company scheduled holidays falling within the quarter, or when consultants are on vacation during certain peak vacation periods.

  Revenue growth is achieved by increasing the number of projects or consultants on engagements and, to a lesser extent, by increasing average bill rates. Gross margin increases are achieved primarily by increasing the utilization of the salaried consultants, and to a lesser extent, by increasing the bill rates of hourly consultants and increasing the amount of revenue generated by the Solutions Groups. The Solutions Groups generally obtain higher gross margin percentages than the ITCS Group.

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

  The Company continues to convert its enterprise-wide financial and human resource systems to the PeopleSoft system. The Company expects a significant benefit by conforming all accounting and human resource systems to PeopleSoft, allowing for additional capacity without additional headcount, a reduction of manual input, as well as expanded and more timely reporting of financial information. The Company is staffing the PeopleSoft project internally. While using internal resources reduces the overall costs of this project, the Company will experience some decrease in the billable utilization of its consultants as a result of using these resources on internal projects.

Acquisitions and Dispositions

  In January 1999, the Company acquired substantially all of the assets of InfoSolutions.edu, L.L.C. ("InfoSolutions") for approximately $5.2 million including a $2.5 million note payable. InfoSolutions provides software consulting and implementation to universities and non-profit organizations.

  In fiscal 1998, the Company acquired three companies, Exad Galons, Hackenberg and Partners (Hackenberg) and International Public Access Technologies ("IPAT") for an aggregate of $12.5 million in cash. InfoSolutions, Exad Galons, Hackenberg and IPAT were accounted for as purchases. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in the Company's results of operations from the respective dates of acquisition. InfoSolutions, Exad Galons and Hackenberg were added to the Company's Enterprise Solutions Group whereas IPAT became part of the Company's Government Solutions Group.

  In fiscal 1998, the Company also acquired Neoglyphics and Triad for a total of 4,554,760 shares of the Company's common stock. Neoglyphics was added to the Company's Enterprise Solutions Group while Triad became part of the Company's ITCS Group. These transactions have been accounted for as pooling of interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. The Company incurred $6.9 million in acquisition-related expenses in the second quarter of 1998 related to these transactions.

  The Company made several dispositions of non-strategic assets in 1999. In February 1999, the Company sold substantially all of the assets of Renaissance Technomic, Inc. and Renaissance Technomic Limited (collectively, "Technomic"), and COBA Consulting Limited ("COBA"). The Company recorded asset impairment charges of approximately $27.1 million in 1998 associated with these businesses which were part of the Business Strategy Group and are reported as discontinued operations. No gain or loss was recognized in connection with the sale of these businesses. Technomic was a provider of strategic market research and consulting services. COBA was a provider of management consulting services.

  In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice ("CMS") for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The note is convertible into common stock at the time of a qualifying initial public offering by the purchaser at a 20% discount from the offering price. The purchaser filed a preliminary registration statement with the Securities and Exchange Commission ("SEC") in early 2000. In connection with this sale, the Company recognized a net after-tax gain of $833,000. The gain on the sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

  In the fourth quarter of fiscal 1999, the Company made a decision to sell its Business Strategy Group for $65.0 million in cash. Accordingly, the results of operations of the Business Strategy Group have been classified as discontinued operations in the accompanying financial statements (see Note 17 of Notes to Consolidated Financial Statements). The transaction closed on March 10, 2000 and will result in a gain for the Company of approximately $10 million which will be recorded in the first quarter of fiscal 2000. In February 2000, the Company signed a letter of intent to sell Renaissance Worldwide Professionals Ltd., formerly known as James Duncan Associates, back to its management for approximately $1.2 million. This transaction is expected to close by the end of March 2000 and will not have a material effect upon the Company's results of operations. The Company recorded a goodwill writedown of $4.0 million in connection with this business in the fourth quarter of 1999 (see Note 6 of Notes to Consolidated Financial Statements).

Twelve months ended December 25, 1999 and December 26, 1998

  Revenue: Total revenue increased by $32.4 million or 4.6% to $742.6 million in 1999 from $710.2 million in 1998. The Government Solutions Group led the Company's revenue growth with an 83% increase to $36.4 million in 1999 from $19.9 million in 1998. The Enterprise Solutions Group's revenue grew 5.1% to $171.0 million in 1999 from $162.7 million in 1998 and the ITCS Group's revenue grew 1.4% to $535.2 million in 1999 from $527.6 million in 1998. These increases are attributable to the full year impact of the IPAT acquisition in July 1998 for Government Solutions and new service offerings in all business segments. The Company experienced a slowdown in revenue over the last half of the year as demand for enterprise resource planning ("ERP") and IT consulting and staffing services softened significantly. The Company believes that this softening resulted from its customers and potential customers curtailing current projects or deferring new project development and spending until 2000 because of concerns about the impact of the Year 2000 (Y2K) issue. The Company believes that the Y2K issue created a significant slowdown in the industry and a hesitation in the marketplace as clients shifted their staffing and spending priorities away from initiating new IT projects.

  Gross Profit: Total gross profit decreased by $7.3 million or 3.2% to $220.1 million in 1999 from $227.4 million in 1998. As a percentage of revenue, gross profit decreased to 29.6% in 1999 from 32.0% in 1998. This decrease in gross profit percentage was attributable to a reduction in the ITCS Group and Enterprise Solutions Groups' margins, especially over the last half of the year due to the reduction in revenue mentioned above.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $15.5 million or 8% to $208.9 million in 1999 from $193.4 in 1998. As a percentage of revenue, selling, general and administrative expenses increased to 28.1% of revenue for fiscal 1999 from 27.2% for fiscal 1998. This increase was attributable primarily to investments in the Company's information technology, corporate finance and administrative functions and telecommunications and facilities infrastructure to accommodate the growth of the past year.

  Restructuring Charges and Other Asset Writedowns: The Company recorded asset writedowns of $6.9 million in fiscal 1999. The Company recorded asset writedowns of $2.9 million in connection with the sale of Neoglyphics and CMS in the second quarter of 1999 and a $4.0 million goodwill writeoff in connection with the proposed disposition of Renaissance Worldwide Professionals, Ltd. which is expected to close at the end of March 2000. The restructuring and other asset write-downs of $5.7 million in 1998 related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities, equipment, software and personnel recorded in the third quarter of 1998. A balance of $2.9 million accrual remained from this charge at December 26, 1998 and was fully utilized in fiscal 1999. The Company believes that it fully realized the annual savings that were expected from actions implemented.

  Interest and Other Expense: Interest and other expense increased by $3.8 million to $9.3 million in 1999 from $5.5 million in 1998. This increase is due to increased borrowings under the Company's line of credit during fiscal 1999.

  Income Tax Provision: The Company recorded income tax provisions of $13.0 million and $0.4 million for the twelve months ended December 26, 1998 and December 25, 1999, respectively. The resulting effective tax rate for these periods is not meaningful due to the impact of non-deductible expenses for tax purposes in addition to other book and tax differences (see Note 8 of Notes to Consolidated Financial Statements).

  Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations includes the operating activities of the Business Strategy Group. Net income from discontinued operations was $3.4 million in 1999 compared to a loss of $34.3 million in 1998. Income (loss) from discontinued operations for the twelve months ended December 26, 1998 includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.3 million (see Note 17 of Notes to Consolidated Financial Statements).

  Extraordinary Gain, Net of Tax: In connection with the sale of substantially all of the assets of Neoglyphics and CMS, the Company recognized a net after-tax gain of $833,000. The gain on the sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

Twelve months ended December 26, 1998 and December 27, 1997

  In 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The following table sets forth certain consolidated financial data of the Company for the twelve months ended December 27, 1997 and December 26, 1998. This data is presented to reflect the comparative periods discussed in the following analysis.

Additional Selected Consolidated Financial Data

                                                            Year ended
                                                     -------------------------
                                                     December 27, December 26,
                                                         1997         1998
                                                     ------------ ------------
                                                     (Unaudited)
Revenue.............................................   $531,247     $710,156
Cost of revenue.....................................    370,141      482,733
                                                       --------     --------
Gross profit........................................    161,106      227,423
Selling, general and administrative expenses........    124,043      193,355
Acquisition-related expenses........................      6,361        6,904
Restructuring charges and asset writedown...........        --         5,691
                                                       --------     --------
Income from continuing operations...................     30,702       21,473
Interest and other (income) expense, net............      1,583        5,503
                                                       --------     --------
Income from continuing operations before taxes......     29,119       15,970
Income tax provision................................     13,167       12,992
                                                       --------     --------
Net income from continuing operations...............     15,952        2,978
Loss from discontinued operations, net of income
 taxes..............................................     (4,664)     (34,324)
                                                       --------     --------
Net income..........................................   $ 11,288     $(31,346)
                                                       ========     ========

  Revenue: Total revenue increased by $179.0 million or 33.7% to $710.2 million in 1998 from $531.2 million in the twelve months ended December 27, 1997. The increase is attributable primarily to increases in the revenues of the ITCS Group; whose revenues comprised 74% of the total revenues for the twelve months ended December 26, 1998. The ITCS Group's revenues increased by $108.2 million or 25.1% to $527.6 million in the period due to growth within existing branch offices. Revenues from the Enterprise Solutions Group increased $65.3 million or 67.0% to $162.7 million in the period due to an increase in the overall number of engagements, the acquisition of Exad Galons and Hackenberg and the creation of additional service offerings during the year. Revenues from the Company's Government Solutions Group increased 461% to $19.9 million from $3.5 million in the comparable prior period. These increases are attributable primarily to the addition of the IPAT acquisition in July of 1998 and the full year impact of the EMS acquisition acquired in August of 1997.

  Gross Profit: Gross profit increased 41.2% to $227.4 million for fiscal 1998 from $161.1 million in the twelve months ended December 27, 1997. As a percentage of revenue, gross profit increased to 32.0% in fiscal 1998 from 30.3% in the twelve months ended December 27, 1997. This increase is attributable to the number of higher margin solutions projects and the increased utilization and number of salaried consultants as compared with the prior period.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by 55.9% to $193.4 million in fiscal 1998 from $124.0 million in the twelve months ended December 27, 1997. As a percentage of revenue, selling, general and administrative expenses increased to 27.2% of revenue for fiscal 1998 from 23.4% for the comparable prior period. The increase was attributable to the additional costs necessary to support the growth in the Company's business and professional staff, increases in the size and number of facilities, investments in upgrading the Company's telecommunications networks and systems and additional provisions to the allowance for doubtful accounts. In addition, the Company experienced increases in amortization of goodwill due to the acquisitions made during fiscal 1997 and 1998.

  Acquisition-related Expenses: The Company incurred acquisition-related expenses in fiscal 1998 of $6.9 million as a result of the acquisitions of Neoglyphics and Triad in the second quarter. Acquisition-related expenses of $6.4 million in the twelve months ended December 27, 1997 resulted from the acquisition of the Hunter Group in the fourth quarter. These costs represent investment banking, accounting, printing, and legal costs.

  Restructuring Charges and Other Asset Writedowns: The restructuring and other asset write-downs of $5.7 million in 1998 related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities, equipment, software and personnel recorded in the third quarter of 1998. A balance of $2.9 million remained from this accrual as of December 26, 1998.

  Interest and Other Expense: Interest and other expense increased by $3.9 million to $5.5 million in fiscal 1998 from $1.4 million for the twelve months ended December 27, 1997. This increase is due to increased borrowings under the Company's line of credit during fiscal 1998 to fund acquisitions, earnout payments and working capital expenditures. The Company had lower borrowings under its line of credit in 1997 as a result of cash received in a public offering of the Company's common stock in February 1997.

  Income Tax Provision: The Company recorded income tax provisions of $13.0 million and $13.2 million for the twelve months ended December 27, 1997 and December 26, 1998, respectively. The resulting effective tax rate for these periods is not meaningful due to the impact of non-deductible expenses for tax purposes in addition to other book and tax differences (see Note 8 of Notes to Consolidated Financial Statements).

  Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations for the twelve months ended December 26, 1998 includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.3 million (see Note 17 to Notes to Consolidated Financial Statements).

Quarterly Results

  The following tables summarize unaudited quarterly financial data for the years ended December 25, 1999 and December 26, 1998. This financial data has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                         Three months ended
                               ---------------------------------------
                                March      June    September  December
                                 1999   1999(2)(3)   1999     1999(4)
                               -------- ---------- ---------  --------
                                   (In thousands, except per share data)
Revenue......................  $198,171  $202,025  $180,899   $161,489
Gross profit.................    59,405    62,254    54,293     44,170
Income (loss) from continuing
 operations before
 extraordinary items(1)......     1,421     2,845      (850)    (8,758)
Earnings (loss) per share
 from continuing operations
 before extraordinary items:
  Basic......................  $   0.03  $   0.05  $  (0.02)  $  (0.15)
  Diluted....................  $   0.03  $   0.05  $  (0.02)  $  (0.15)
Net income (loss) before
 extraordinary items(1)......  $  1,701  $  3,760  $  1,142   $ (8,526)
Net earnings (loss) before
 extraordinary items per
 share:
  Basic......................  $   0.03  $   0.08  $   0.02   $  (0.15)
  Diluted....................  $   0.03  $   0.08  $   0.02   $  (0.15)

                                          Three months ended
                                 -------------------------------------
                                  March     June    September December
                                   1998   1998(5)    1998(6)  1998(7)
                                 -------- --------  --------- --------
                                     (In thousands except per share data)
Revenue........................  $157,539 $176,837  $188,998  $186,782
Gross profit...................    50,514   58,853    63,299    54,757
Income (loss) from continuing
 operations....................     4,148   (2,453)    5,885    (4,602)
Earnings (loss) per share from
 continuing operations(1):
  Basic........................  $   0.08 $  (0.04) $   0.11  $  (0.08)
  Diluted......................  $   0.07 $  (0.04) $   0.10  $  (0.08)
Net income (loss) before
 extraordinary items (1).......  $  5,463 $   (439) $  5,601  $(41,971)
Net earnings (loss) before
 extraordinary items per share:
  Basic........................  $   0.10 $  (0.01) $   0.10  $  (0.75)
  Diluted......................  $   0.09 $  (0.01) $   0.10  $  (0.75)

--------
(1) In 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $65.0 million closed on March 10, 2000 and will result in a gain for the Company estimated at $10 million which will be recorded in the first quarter of 2000. Accordingly, the Company reported the results of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown. Therefore, the difference between "Income (loss) from continuing operations before extraordinary items" for each quarter as shown above and quarterly results previously shown is due to discontinued operations, net of taxes.
(2) Includes an asset writedown of $2.9 million related to the sale of Neoglyphics and CMS in May 1999.
(3) Excludes the extraordinary net after-tax gain of $833,000 in connection with the sale of Neoglyphics and CMS.
(4) Includes a goodwill writedown of $4.0 million associated with the proposed disposition of Renaissance Worldwide Professionals, Ltd., formerly known as James Duncan Associates, which is expected to close at the end of March 2000.
(5) Includes transaction costs of $6.9 million associated with the acquisitions of Neoglyphics and Triad, which have been accounted for as pooling of interests and a $2.9 million charge associated with Triad's conversion from an S corporation to a C corporation.
(6) Includes charges for restructuring and other asset writedowns of $5.7 million, which includes costs for severance, lease closures, and other write-offs of non-performing assets.
(7) Includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.3 million which are included in income (loss) from discontinued operations as they were associated with the Business Strategy Group.

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. In 1999, the Company experienced a slowdown in revenue over the last half of the year as demand for enterprise resource planning ("ERP") and IT consulting and staffing services softened significantly. The Company believes that this softening resulted from its customers and potential customers curtailing current projects or deferring new project development and spending until 2000 because of concerns about the impact of the Year 2000 (Y2K) issue. The Company believes that the Y2K issue created a significant slowdown in the industry and a hesitation in the marketplace as clients shifted their staffing and spending priorities away from initiating new IT projects. The Company has historically experienced lower operating profit margin in the January to March quarter, in part as a result of higher unemployment tax accruals and, to a lesser extent, FICA taxes which are expensed as incurred. During this quarter, the unemployment tax, which is based on the first $7,000-$24,500 of wages for each employee, depending on the state, is significantly higher than other quarters.

Liquidity and Capital Resources

  During 1998, the Company had a line of credit facility which provided a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $85 million, payable on demand. Interest was payable monthly in arrears at the bank's prime rate plus 0.50% (8.25% at December 26, 1998) or the LIBOR rate plus 2.50% (7.71% at December 26, 1998), at the option of the Company. The line of credit was collateralized by the majority of the assets of the Company, excluding the assets of the Trust, contained certain restrictions, and required the maintenance of certain financial covenants. This line of credit was terminated on March 24, 1999.

  In February of 1999, the Company entered into a new line of credit ("Interim Facility") with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest was payable monthly in arrears at the LIBOR rate plus 2.00% or the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The Interim Facility was collateralized by the majority of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Interim Facility was a short-term facility to be used until syndication of a senior term loan facility committed to by the bank. The Interim Facility was used to repay the outstanding borrowings on the existing line of credit that was terminated on March 24, 1999.

  On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate plus up to 1.75% or LIBOR plus up to 3.00%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to make quarterly principal payments of $250,000 on the Term Loan beginning September 15, 2000 and each quarter thereafter until June 15, 2002. The remaining obligations under the Term loan would be repaid on July 15, 2002 along with any outstanding borrowings under the Revolving Credit Facility. The Credit Facility is secured by the majority of the assets of the Company and contains certain restrictions and various covenants, including the maintenance of defined financial ratios.

  On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core business--the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.50%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $500,000, which were recorded in the third quarter of 1999 as interest, and other expense, net.

  As of December 25, 1999, the availability under the Credit Facility was approximately $19.6 million. The weighted average interest rate on the Credit Facility at December 25, 1999 was 9.97%.

  On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 17 of Notes to Consolidated Financial Statements) and amended certain financial covenants to reflect the dispositions of the Business Strategy Group and Renaissance Worldwide Professionals, Ltd.

  On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility.

  The Company had cash flows from operations of $48.5 million for the fiscal year ended December 25, 1999. The operating cash flows were attributable primarily to a $4.4 million decrease in gross accounts receivable and a $22.7 million decrease in other current assets and other assets primarily attributed to a reduction of prepaid expenses, security deposits on facilities and a refund on income taxes.

  The Company used $24.6 million of cash flows for investing activities for the fiscal year ended December 25, 1999. The primary uses of cash for investing activities for the period were $23.3 million for current year acquisitions and certain contingent payments related to prior acquisitions and $16.8 million for fixed asset purchases. This was mitigated by net proceeds from the sale of Neoglyphics and CMS of $10.0 million.

  The Company used $24.0 million of cash flows for financing activities in the fiscal year ended December 25, 1999, primarily for the repayment of borrowings on the Company's lines of credit.

  The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and service offerings. The Company also anticipates capital expenditures of approximately $15 to $20 million over the next twelve months, primarily related to information systems. In connection with certain of its acquisitions, the Company is obligated to make certain contingent payments over the next several years, including approximately $9 million which the Company currently is required to pay over the next 12 months. The Company does not believe that such payments would have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its financing under the Credit Facility, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

  Foreign currency fluctuations and inflation did not have a significant impact on the Company for any of the periods presented.

Recent Accounting Developments

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 in fiscal 2000 and is currently evaluating the impact SAB 101 will have on its financial condition or results of operations.

Factors That May Affect Future Results

  The following discussion of factors that may affect the future results of the Company's business are divided between those that relate specifically to the Company and those that relate to companies in the IT consulting industry in general.

                         Risks Specific To The Company

  The Company's inability to effectively execute its growth strategy could adversely affect operating results.

  The Company's transformation into an eSolutions provider could adversely effect the business and financial results. The Company is currently attempting to transform itself into an eSolutions provider. The majority of the Company's revenues have historically been derived from its IT staffing business. In 1999, approximately 69% of total revenue was derived from the ITCS Group, most of which was from IT staffing engagements. Part of the transformation effort involves the transition to web-based IT recruiting, with which the Company has little experience. In addition, changes in the marketplace may cause revenue growth rates from IT staffing to decrease. There is no guarantee that the Company will be successful in effectively executing its transformation either rapidly enough, or in a way that enhances operating results.

  The success of the Company's current business strategy is highly dependent on the growth of the Internet. The Company's success will be more clearly linked to increased use of the Internet by businesses. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. Because a significant portion of the Company's business is derived from providing consulting services to businesses relating to e-commerce, the Company's business will suffer if commercial use of the Internet fails to continue to grow rapidly in the future.

  There is an inherent risk of selling assets of, or investments in, the Company's business units. A portion of the Company's new business strategy involves developing subsidiaries and potentially selling, in public or private offerings, such companies, or portions of the companies, that it has acquired or developed. The Company has no experience in executing this new strategy and there can be no assurance that it will be able to do so effectively. In addition, market and other conditions largely beyond the Company's control affect: the Company's ability to engage in such sales; the timing of such sales; and the amount of proceeds from such sales.

  There is no guarantee that the Company will be able to obtain the funds necessary to grow the business. The Company generally has financed its operations from sales of its common stock, its revolving credit line, and reinvested profits. These sources of funding may not be sufficient in the future, and the Company may need to obtain funding from other sources. However, the Company may not be able to obtain funding from other sources. In addition, even if the Company finds outside funding sources, it may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of shares of its common stock. The Company may also be required to take other actions which may lessen the value of its common stock, including borrowing money on terms that are not favorable to the Company.

  The Company's inability to manage growth could adversely effect operating results. The growth of the Company's business in recent years has placed significant demands on the Company's managerial and other resources. The Company's ability to manage this growth effectively will require it to continue to improve the Company's operating, financial and other internal systems. The Company will also have to improve business development capabilities and train, motivate and manage an increasing number of employees. The Company currently relies on several different financial reporting systems to monitor and manage the Company's financial performance. The Company has nearly completed the implementation of a new single financial reporting system, but that system is not yet fully operational. The failure to successfully implement or transition to this new system effectively may result in difficulty managing the business, which could adversely affect the Company's operating results and stock price.

  The Company depends on certain key employees, and the loss of any of those employees could potentially harm the Company's business.

  The Company's performance is substantially dependent on the performance of its executive officers and other key employees, in particular, G. Drew Conway, its chairman and chief executive officer, Edward H. Longo, Jr., its president and chief operating officer, and Joseph F. Pesce, its executive vice president, chief financial officer and treasurer. In addition, the Company's success is dependent on its ability to attract, train, retain, and motivate high quality personnel, especially for its management team. The loss of the services of any of the Company's executive officers or key employees could potentially harm its business or financial results.

  The Company depends on several key software vendor relationships.

  The Hunter Group, the principal business in the Enterprise Solutions business unit, derives a substantial proportion of its revenue from its relationships with software providers, particularly PeopleSoft and SAP. Because the Hunter Group contributes a significant proportion of the Company's operating profits, it is in part dependent on the continued success of those software vendors. An adverse change in The Hunter Group's relationship with these software companies could adversely affect the Company's operating results. Any changes in sponsored programs or the loss of certifications would adversely affect the Company's business by reducing the number of client referrals and engagements.

  Doing business internationally involves additional risks unique to foreign operations.

  The Company recruits consultants and generates a portion of the Company's revenues from outside the United States. Foreign operations are subject, however, to special risks that can adversely affect revenues and profits. These risks include:

 . currency exchange rate fluctuations     . tariff and trade barriers
 . labor strikes                           . immigration laws and regulations
 . political and economic disruptions      . potentially adverse tax
 . changes in government policies and        consequences
  regulatory requirements                 . exchange controls

  The Company's operating results fluctuate and the Company's business is slightly seasonal.

  The Company's operating results have fluctuated from quarter to quarter as a result of many different factors, including the number, significance, mix and timing of client projects, the number of business days in a particular period, and general economic conditions. As the Company's Enterprise and Government Solutions Groups, which provide services principally on a project-by-project basis, grow and contribute a greater percentage of the Company's revenues, greater variability in quarterly operating results may occur. The Company's business is also somewhat seasonal. We experience this seasonality in the Company's fourth quarter because of an increased number of holidays in that quarter. Investors should not rely on operating results in any one quarter as an indicator of the Company's future results.

  The Company must develop and maintain positive brand name awareness.

  The Company believes that establishing and maintaining its brand name is essential to expanding business and attracting new customers. The Company also believes that the importance of brand name recognition will increase in the future because of the growing number of consulting companies that will need to differentiate themselves. Promotion and enhancement of the Company's brand name will depend largely on the Company's ability to provide consistently high-quality services. If the Company is unable to provide high-quality services, the value of its brand name may suffer.

  The value of the Company's business may fluctuate because the value of some of its assets fluctuates.

  In the future, a portion of the Company assets may include the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of the securities that the Company holds in such companies may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities that the Company holds in other companies may result in fluctuations of the market price of the Company's common stock and may reduce the amount of working capital available to the Company.

  The price of the Company's common stock has been volatile.

  Recently, the stock market has experienced significant price and volume fluctuations that have particularly impacted the market prices of equity securities of many companies providing Internet-related services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Such future market movements could adversely affect the market price of the Company's common stock, especially if the Company is successful in implementing its Internet-based strategy.

  Two directors control a substantial amount of the Company's common stock.

  Approximately 33% of the Company's common stock is held by Mr. Conway (24.6%) the Company's chairman and chief executive officer, and Mr. Terry Hunter (8.4%), a former officer and director. As a result, Messrs. Conway and Hunter would be able to significantly influence any matter requiring stockholder approval.

This concentration of ownership could also have the effect of making it difficult for a third party to acquire control of the company and may deter third parties from attempting to do so. Future sales of substantial amounts of their common stock, or the potential for such sales, may adversely affect the prevailing market price of the common stock.

       Risks Relating To The Information Technology Consulting Industry

  All providers of IT consulting services face similar risks. The following is a list of the significant risks and how they may affect the Company's business.

  The Company's business depends on attracting and retaining qualified professionals who are in high demand.

  The Company's business and future growth depend upon the Company's ability to attract and retain experienced and skilled professionals, particularly management consultants, IT professionals, IT project managers, business development managers, account managers, and technology recruiters. Competition for these professionals is intense because the demand for them is greater than their current availability. Despite the Company's best efforts, not all of the Company's professionals will always be satisfied with the Company's culture, compensation and benefits. This problem can be particularly troublesome with professionals of an acquired business who may have come from a corporate culture that is different than the Company's. There is great mobility among the employees that we need to attract. Many of the Company's competitors have substantially greater financial and other resources. They may offer these individuals more attractive compensation and benefits packages. If the Company does not recruit, train and maintain a sufficient number of professional personnel, it will not be able to satisfy client demands for IT consulting services and the Company's business will be adversely affected.

  IT projects are complex and subject the Company to non-payment and other financial risks.

  Many of the Company's IT projects subject it to financial risks. These engagements often involve critical business processes and leading-edge software applications. Despite the Company's best efforts, it may not always be able to satisfy a customer's expectations because software applications do not always work as expected. A customer's dissatisfaction could affect its willingness to pay us for these services, which would result in a financial loss on that project. Customer dissatisfaction can also damage the Company's reputation and negatively affect the Company's ability to attract new business. Even in situations where the scope of a project changes, as a result of customer demands or otherwise, we may not always be successful in obtaining a price adjustment as large as the one we seek. To the extent that projects are extended or enlarged without corresponding changes in fee schedules, the Company's business would be adversely affected.

  Failure to remediate Year 2000 problems could lead to liability claims.

  Some clients engaged the Company to evaluate and remedy their Year 2000 problem. Many of these engagements involved projects critical to the client's operations and business. Despite the Company's best efforts, because the Year 2000 problem was complex and because it was often associated with critical client systems or processes, the Company may be subject to claims from clients for failure to properly evaluate or remedy the client's Year 2000 problem. In addition, the Company has written software code and performed services for the Company's clients in the past that may still be in use but are not year 2000 compliant. Such past efforts may subject us to claims similar to those mentioned above despite the fact that we were not engaged to evaluate or remedy the clients year 2000 problems. Although the Company has not been notified of any Y2K related problems, any claims with respect to year 2000 problems, whether meritorious or not, may adversely affect the Company's business.

  The Company's business is subject to fluctuations in the general health of the economy.

  Demand for IT consulting services will be affected by the general health of the domestic and international economies. Some clients may reduce expenditures for information technology if they suffer slowdowns in their businesses due to a general slowing of the economy. This reduction in spending may require some clients to delay or cancel IT projects that it had been engaged to manage or on which the Company's consultants may have been staffed. Fluctuations in the general economy that adversely affect the amount of money the Company's clients are willing to spend on IT consulting or related services may adversely affect the Company's business.

  U.S. government limits on immigration restrict the Company's ability to hire foreign nationals.

  Each year the Company hires IT professionals who are foreign nationals working in the United Stated under H-1B permits. Under current law, there is a fixed annual number of H-1B visas available for issuance. Once this limit has been reached, the Company is unable to hire additional foreign nationals until additional H-1B visas are made available in the following fiscal year. These limitations on the Company's ability to hire foreign nationals under H-1B visas may adversely affect the Company's business.

  The market for IT services is competitive.

  The market for IT services and management consulting services includes a large number of competitors and is highly competitive. The Company's competitors include "Big Five" accounting firms, systems consulting and integration firms, application software development firms, services divisions of computer equipment companies and general management consulting companies. Moreover, the Company often competes with the internal resources of the Company's clients. The competitive nature of the marketplace creates pricing pressures that may adversely affect the Company's business.

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

Foreign Exchange

  During 1999, less than 10% of the Company's business was transacted in currencies other than the U.S. dollar. The Company does not enter into forward exchange contracts as a hedge against foreign currency exchange risk on transactions denominated in foreign currencies or for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 25, 1999 the analysis demonstrated that such market movements would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at December 25, 1999 was not material.

Interest Rates

  As of December 25, 1999, the Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. At December 25, 1999 the terms of the Company's long-term fixed-rate debt approximated fair value using quoted market prices where available. Market risk associated with the Company's long-term debt is the potential increase in fair value resulting from a decrease in interest rates. As of December 25, 1999, approximately $68.9 million (primarily borrowings under the Company's Credit Facility) of the Company's total debt of $73.5 million was variable at an average rate of 9.97%.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of PricewaterhouseCoopers LLP......................................   24

Report of Katch Tyson & Company...........................................   25

Report of Goldstein Golub Kessler LLP.....................................   26

Consolidated Balance Sheet as of December 26, 1998 and December 25, 1999..   27

Consolidated Statement of Operations for the Year Ended June 28, 1997, the
 Six Months Ended December 27, 1997 and the Years Ended December 26, 1998
 and December 25, 1999....................................................   28

Consolidated Statement of Changes in Stockholders' Equity for the Year
 Ended June 28, 1997,
 the Six Months Ended December 27, 1997 and the Years Ended December 26,
 1998 and
 December 25, 1999........................................................   29

Consolidated Statement of Cash Flows for the Year Ended June 28, 1997, the
 Six Months Ended December 27, 1997 and the Years Ended December 26, 1998
 and December 25, 1999....................................................   32

Notes to Consolidated Financial Statements................................   33

Financial Statement Schedule:

 II--Valuation and Qualifying Accounts....................................  S-1

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Renaissance Worldwide, Inc.

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Renaissance Worldwide, Inc. and its subsidiaries (the "Company") at December 26, 1998 and December 25, 1999, and the results of their operations and their cash flows for the year ended June 28, 1997, for the six months ended December 27, 1997, and for each of the two years in the period ended December 25, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 8 of this Form 10-K present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the results of operations of Neoglyphics Media Corporation, a wholly-owned subsidiary, for the year ended December 31, 1997, which are included in the accompanying consolidated statement of operations for the year ended June 28, 1997. We also did not audit the results of operations of Triad Data, Inc., a wholly-owned subsidiary, for the year ended December 31, 1997, which are included in the accompanying consolidated statement of operations for the year ended June 28, 1997. In the aggregate, these statements reflect total revenues of $61,575,000 in the accompanying consolidated statement of operations for the year ended June 28, 1997. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Neoglyphics Media Corporation and Triad Data, Inc. for this period is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
_____________________________________

Boston, Massachusetts
March 14, 2000

                         INDEPENDENT AUDITORS' REPORT

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

/s/ Katch, Tyson & Company
_____________________________________

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

/s/ Goldstein Golub Kessler LLP

New York, New York
February 27, 1998

                          RENAISSANCE WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                     December 26, December 25,
                                                         1998         1999
                                                     ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents..........................   $ 10,957     $ 10,605
 Accounts receivable, net of allowance for doubtful
  accounts of $9,616 and $10,344, respectively......    196,190      155,784
 Deferred income taxes..............................     10,335       12,136
 Other current assets...............................     23,918        6,882
 Net current assets of discontinued operations......        --         7,765
                                                       --------     --------
   Total current assets.............................    241,400      193,172
Fixed Assets:
 Land...............................................        360          360
 Buildings..........................................      1,439        1,439
 Leasehold and building improvements................      5,702        9,144
 Computer equipment and software....................     27,789       21,224
 Furniture and equipment............................     10,777       12,136
                                                       --------     --------
   Total fixed assets...............................     46,067       44,303
Less: Accumulated depreciation and amortization.....    (14,910)     (14,629)
                                                       --------     --------
Fixed assets, net...................................     31,157       29,674
Goodwill and other intangible assets, net of
 accumulated amortization of $6,630 and $8,694,
 respectively.......................................     84,869       70,868
Other assets........................................     12,560        9,450
Deferred income taxes...............................      2,079        3,336
Net non-current assets of discontinued operations...        --        32,144
                                                       --------     --------
   Total assets.....................................   $372,065     $338,644
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit....................................   $ 92,476     $ 18,914
 Current portion of long-term debt..................      2,070        1,544
 Accounts payable...................................     33,294       28,546
 Accrued salaries, wages and related benefit
  costs.............................................     34,355       31,754
 Other accrued expenses.............................     16,494       13,156
 Deferred income taxes..............................      4,181        3,339
                                                       --------     --------
   Total current liabilities........................    182,870       97,253
Deferred income taxes...............................      5,928        6,983
Term loan...........................................        --        50,000
Other long-term debt................................      2,353        3,051
Other liabilities...................................      1,129          --
                                                       --------     --------
   Total liabilities................................    192,280      157,287
                                                       --------     --------
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred Stock, $0.10 par value, 1,000,000
 authorized:
 None issued and outstanding........................        --           --
Common stock, no par value: 99,000,000 authorized:
 56,225,943 issued and 56,025,943 outstanding and
 56,765,438 issued and 56,565,438 outstanding,
 respectively.......................................      4,725        4,725
Additional paid-in-capital..........................    181,520      184,183
Notes receivable from stockholders..................     (1,476)        (722)
Retained deficit....................................     (2,642)      (3,732)
Accumulated other comprehensive income (loss).......        204         (551)
Treasury stock, at cost: 200,000 shares.............     (2,546)      (2,546)
                                                       --------     --------
   Total stockholders' equity.......................    179,785      181,357
                                                       --------     --------
   Total liabilities and stockholders' equity.......   $372,065     $338,644
                                                       ========     ========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)

                                          Six Months
                              Year Ended    Ended      Year Ended   Year Ended
                               June 28,  December 27, December 26, December 25,
                                 1997        1997         1998         1999
                              ---------- ------------ ------------ ------------
Revenue.....................   $444,504    $283,076     $710,156     $742,584
Cost of revenue.............    314,074     196,100      482,733      522,462
                               --------    --------     --------     --------
Gross profit................    130,430      86,976      227,423      220,122
Selling, general and
 administrative expenses....     97,809      71,134      193,355      208,856
Acquisition-related
 expenses...................      8,268       6,761        6,904          --
Restructuring charges and
 asset writedowns...........        --          --         5,691        6,910
                               --------    --------     --------     --------
Income from operations......     24,353       9,081       21,473        4,356
Interest expense............      1,446       1,495        6,342        9,498
Interest income and other
 (income) expense, net......     (4,713)       (333)        (839)        (162)
                               --------    --------     --------     --------
Income (loss) before taxes..     27,620       7,919       15,970       (4,980)
Income tax provision........     14,074       5,009       12,992          362
                               --------    --------     --------     --------
Income (loss) from
 continuing operations
 before extraordinary
 items......................     13,546       2,910        2,978       (5,342)
Income (loss) from
 discontinued operations,
 net of income taxes........      3,628      (7,141)     (34,324)       3,419
                               --------    --------     --------     --------
Income (loss) before
 extraordinary items........     17,174      (4,231)     (31,346)      (1,923)
Extraordinary gain, net of
 taxes of $579..............        --          --           --           833
                               --------    --------     --------     --------
Net income (loss)...........   $ 17,174    $ (4,231)    $(31,346)    $ (1,090)
                               ========    ========     ========     ========
Basic earnings per share:
  Income (loss) from
   continuing operations....   $   0.27    $   0.05     $   0.05     $  (0.09)
  Discontinued operations...       0.07       (0.13)       (0.62)        0.06
  Extraordinary gain........        --          --           --          0.01
                               --------    --------     --------     --------
  Net income (loss).........   $   0.34    $  (0.08)    $  (0.57)    $  (0.02)
                               ========    ========     ========     ========
Diluted earnings per share:
  Income (loss) from
   continuing operations....   $   0.25    $   0.05     $   0.05     $  (0.09)
  Discontinued operations...       0.06       (0.12)       (0.59)        0.06
  Extraordinary gain........        --          --           --          0.01
                               --------    --------     --------     --------
  Net income (loss).........   $   0.31    $  (0.07)    $  (0.54)    $  (0.02)
                               ========    ========     ========     ========
Weighted average common
 shares:
  Basic.....................     50,495      54,537       55,418       56,338
                               ========    ========     ========     ========
  Diluted...................     54,607      58,159       57,830       56,338
                               ========    ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands except share data)

                   Preferred Stock      Common Stock
                    No Par Value        No Par Value                          Treasury Stock
                  ------------------  -----------------             Warrant   ----------------     Notes    Deferred
                                                        Additional to acquire                   Receivable   Stock
                                                         Paid-in     Common                     from Share- Compen-  Retained
                    Shares    Value     Shares    Value  Capital     Stock    Shares    Value     holders    sation  Earnings
                  ----------  ------  ----------  ----- ---------- ---------- -------  -------  ----------- -------- --------
Balance at June
29, 1996........   2,448,000  $1,916  48,898,148  $ 202  $100,331    $  --        --   $   --      $(476)    $(179)  $21,702
Repurchase of
stock...........         --      --          --     --        --        --     96,286   (2,000)      --        --        --
Proceeds from
issuance of
stock, net of
issuance costs..     165,000   1,564   2,776,660  1,043    52,916       --    (96,286)   2,000       --        --        (80)
Stock issued
upon sale of
warrants........         --      --    1,013,760    --     11,917    (1,600)      --       --        --        --        --
Compensation in
connection with
grant of stock
options.........         --      --          --     --        528       --        --       --        --        --        --
Stock issued
upon exercise of
options.........         --      --    1,210,537    --      3,497       --        --       --        --        --        --
Stock issued for
acquisition.....         --      --      266,528    --      3,979       --        --       --        --        --        --
Tax benefit
associated with
option
exercises.......         --      --          --     --      3,557       --        --       --        --        --        --
Amortization of
deferred stock
compensation....         --      --          --     --        --        --        --       --        --        179       --
Conversion of
preferred
stock...........  (2,613,000) (3,480)  1,434,160  3,480       --        --        --       --        --        --        --
Stock issued
through stock
purchase plan...         --      --      111,474    --      1,126       --        --       --        --        --        --
Buy back of
Treasury Stock..         --      --      (15,005)   --        --        --        --       --        --        --        --
Distributions...         --      --          --     --        --        --        --       --        --        --     (3,465)
Unrealized loss
on marketable
securities......         --      --          --     --        --        --        --       --        --        --        --
Cumulative
translation
adjustment......         --      --          --     --        --        --        --       --        --        --        --
Net income for
the year........         --      --          --     --        --        --        --       --        --        --     17,174
Comprehensive
income for the
year............         --      --          --     --        --        --        --       --        --        --        --
Elimination of
duplicate
activity for the
six month period
ended December
31, 1996
resulting from
the change in
fiscal year of
entity acquired
in pooling-of-
interests.......         --      --   (1,538,184)   --    (20,650)    1,600       --       --        --        --        169
                  ----------  ------  ----------  -----  --------    ------   -------  -------     -----     -----   -------
                        Accumulated
                    Other Comprehensive
                       Income (loss)
                  ------------------------
                   Unrealized  Cumulative      Total
                  Gain/loss on Translation Stockholders'
                  Investments  Adjustment     Equity
                  ------------ ----------- -------------
Balance at June
29, 1996........      $(18)       $265       $123,743
Repurchase of
stock...........       --          --          (2,000)
Proceeds from
issuance of
stock, net of
issuance costs..       --          --          57,443
Stock issued
upon sale of
warrants........       --          --          10,317
Compensation in
connection with
grant of stock
options.........       --          --             528
Stock issued
upon exercise of
options.........       --          --           3,497
Stock issued for
acquisition.....       --          --           3,979
Tax benefit
associated with
option
exercises.......       --          --           3,557
Amortization of
deferred stock
compensation....       --          --             179
Conversion of
preferred
stock...........       --          --             --
Stock issued
through stock
purchase plan...       --          --           1,126
Buy back of
Treasury Stock..       --          --             --
Distributions...       --          --          (3,465)
Unrealized loss
on marketable
securities......       (15)        --
Cumulative
translation
adjustment......       --          200
Net income for
the year........       --          --
Comprehensive
income for the
year............       --          --          17,359
Elimination of
duplicate
activity for the
six month period
ended December
31, 1996
resulting from
the change in
fiscal year of
entity acquired
in pooling-of-
interests.......        12        (302)       (19,171)
                  ------------ ----------- -------------

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands except share data)

                  Preferred Stock      Common Stock
                    No Par Value       No Par Value                          Treasury Stock
                  -----------------  -----------------             Warrant   -----------------     Notes    Deferred
                                                       Additional to acquire                    Receivable   Stock
                                                        Paid-in     Common                      from Share- Compen-  Retained
                   Shares    Value     Shares    Value  Capital     Stock    Shares    Value      holders    sation  Earnings
                  --------  -------  ----------  ----- ---------- ---------- -------   -------  ----------- -------- --------
Balance at June
28, 1997........       --        --  54,158,078  4,725  157,201      --           --        --     (476)      --      35,500
Compensation
expense in
connection with
grant of stock
options.........       --        --         --     --       750      --           --        --      --        --         --
Stock issued
upon exercise of
options.........       --        --     191,726    --     1,057      --           --        --      --        --         --
Stock issued for
acquisition.....       --        --     328,578    --       --       --           --        --      --        --         --
Tax benefit
associated with
option
exercises.......       --        --         --     --       302      --           --        --      --        --         --
Stock issued
through stock
purchase plan...       --        --      73,670    --     1,475      --           --        --      --        --         --
Unrealized gain
on marketable
securities......       --        --         --     --       --       --           --        --      --        --         --
Net loss for the
period..........       --        --         --     --       --       --           --        --      --        --      (4,231)
Cumulative
translation
adjustment......       --        --         --     --       --       --           --        --      --        --         --
Comprehensive
income for the
period..........       --        --         --     --       --       --           --        --      --        --         --
Adjustment to
add back
elimination of
the six month
period ended
June 30, 1997
resulting from
the change in
fiscal year of
entity acquired
in pooling-of
interests.......       --        --         --     --       --       --           --        --      --        --        (827)
Elimination of
duplicate
activity for the
six month period
ended December
27, 1997
resulting from
the change in
fiscal year of
entities
acquired in
pooling-of-
interests.......       --        --     (86,637)   --       (42)     --           --        --      --        --      (1,738)
                   -------   ------- ----------  -----  -------      ---      -------   -------    ----       ---     ------
                        Accumulated
                    Other Comprehensive
                       Income (loss)
                  ------------------------
                   Unrealized  Cumulative      Total
                  Gain/loss on Translation Stockholders'
                  Investments  Adjustment     Equity
                  ------------ ----------- -------------
Balance at June
28, 1997........      (21)         163        197,092
Compensation
expense in
connection with
grant of stock
options.........      --           --             750
Stock issued
upon exercise of
options.........      --           --           1,057
Stock issued for
acquisition.....      --           --               -
Tax benefit
associated with
option
exercises.......      --           --             302
Stock issued
through stock
purchase plan...      --           --           1,475
Unrealized gain
on marketable
securities......       43          --
Net loss for the
period..........      --           --
Cumulative
translation
adjustment......      --           160
Comprehensive
income for the
period..........      --           --          (4,028)
Adjustment to
add back
elimination of
the six month
period ended
June 30, 1997
resulting from
the change in
fiscal year of
entity acquired
in pooling-of
interests.......      --          (146)          (973)
Elimination of
duplicate
activity for the
six month period
ended December
27, 1997
resulting from
the change in
fiscal year of
entities
acquired in
pooling-of-
interests.......      --           --          (1,780)
                  ------------ ----------- -------------

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands except share data)

                  Preferred Stock        Common Stock
                    No Par Value         No Par Value                          Treasury Stock
                  ---------------      -----------------             Warrant   ---------------     Notes    Deferred
                                                         Additional to acquire                  Receivable   Stock
                                                          Paid-in     Common                    from Share- Compen-  Retained
                   Shares    Value       Shares   Value   Capital     Stock    Shares   Value     holders    sation  Earnings
                  ---------  --------  ---------- ------ ---------- ---------- ------- -------  ----------- -------- --------
Balance at
December 27,
1997............        --        --   54,665,415  4,725   160,743      --         --      --       (476)      --     28,704
Stock issued
upon exercise of
options.........        --        --    1,301,014    --      5,861      --         --      --        --        --        --
Repurchase of
stock...........        --        --          --     --        --       --     200,000  (2,546)      --        --        --
Stock issued for
acquisition.....        --        --          --     --        129      --         --      --        --        --        --
Tax benefit
associated with
option
exercises.......        --        --          --     --      9,914      --         --      --        --        --        --
Stock issued
through stock
purchase plan...        --        --      259,514    --      4,873      --         --      --        --        --        --
Issuance of
notes to
stockholders....        --        --          --     --        --       --         --      --     (1,000)      --        --
Unrealized gain
on marketable
securities......        --        --          --     --        --       --         --      --        --        --        --
Cumulative
translation
adjustment......        --        --          --     --        --       --         --      --        --        --        --
Net loss for the
year............        --        --          --     --        --       --         --      --        --        --    (31,346)
Comprehensive
income for the
year............        --        --          --     --        --       --         --      --        --        --        --
                    -------  --------  ---------- ------  --------     ----    ------- -------    ------      ----   -------
Balance at
December 26,
1998............        --        --   56,225,943  4,725   181,520      --     200,000  (2,546)   (1,476)      --     (2,642)
Stock issued
upon exercise of
options.........        --        --      160,688    --        450      --         --      --        --        --        --
Tax benefit
associated with
option
exercises.......        --        --          --     --        249      --         --      --        --        --        --
Stock issued
through stock
purchase plan...        --        --      378,807    --      1,964      --         --      --        --        --        --
Repayment of
notes from
stockholders....        --        --          --     --        --       --         --      --        754       --        --
Cumulative
translation
adjustment......        --        --          --     --        --       --         --      --        --        --        --
Net loss for the
year............        --        --          --     --        --       --         --      --        --        --     (1,090)
Comprehensive
income for the
year............        --        --          --     --        --       --         --      --        --        --        --
                    -------  --------  ---------- ------  --------     ----    ------- -------    ------      ----   -------
Balance at
December 25,
1999............        --   $    --   56,765,438 $4,725  $184,183     $--     200,000 $(2,546)   $ (722)     $--    $(3,732)
                    =======  ========  ========== ======  ========     ====    ======= =======    ======      ====   =======
                        Accumulated
                    Other Comprehensive
                       Income (loss)
                  ------------------------
                   Unrealized  Cumulative      Total
                  Gain/loss on Translation Stockholders'
                  Investments  Adjustment     Equity
                  ------------ ----------- -------------
Balance at
December 27,
1997............        22          177       193,895
Stock issued
upon exercise of
options.........       --           --          5,861
Repurchase of
stock...........       --           --         (2,546)
Stock issued for
acquisition.....       --           --            129
Tax benefit
associated with
option
exercises.......       --           --          9,914
Stock issued
through stock
purchase plan...       --           --          4,873
Issuance of
notes to
stockholders....       --           --         (1,000)
Unrealized gain
on marketable
securities......       (22)         --
Cumulative
translation
adjustment......       --            27
Net loss for the
year............       --           --
Comprehensive
income for the
year............       --           --        (31,341)
                  ------------ ----------- -------------
Balance at
December 26,
1998............       --           204       179,785
Stock issued
upon exercise of
options.........       --           --            450
Tax benefit
associated with
option
exercises.......       --           --            249
Stock issued
through stock
purchase plan...       --           --          1,964
Repayment of
notes from
stockholders....       --           --            754
Cumulative
translation
adjustment......       --          (755)
Net loss for the
year............       --
Comprehensive
income for the
year............       --           --         (1,845)
                  ------------ ----------- -------------
Balance at
December 25,
1999............      $--         $(551)     $181,357
                  ============ =========== =============

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                           Six Months         Year Ended
                               Year Ended    Ended     -------------------------
                                June 28,  December 27, December 26, December 25,
                                  1997        1997         1998         1999
                               ---------- ------------ ------------ ------------
Cash flows from operating
 activities:
 Net income (loss)...........   $17,174     $(4,231)     $(31,346)    $(1,090)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used for)
  operating activities:
 Depreciation and
  amortization...............     3,947       5,099        10,748      16,328
 Writedown of goodwill.......       --          --         26,409       3,960
 Loss on writedown of fixed
  assets.....................       --          --          4,159       2,950
 Compensation expense on
  stock options..............       494         750           --          --
 Provision for losses on
  accounts receivable........       902       1,274        12,703      11,659
 Deferred income taxes.......     4,129         (97)       (3,624)     (2,654)
 Extraordinary gain on sale
  of assets..................       --          --            --         (833)
 Changes in operating assets
  and liabilities:
 Accounts receivable.........   (39,041)    (26,677)      (50,263)      4,355
 Other current assets........    (2,478)     (2,708)       (6,063)     17,252
 Other assets................    (1,093)     (3,446)       (8,757)      5,464
 Accounts payable, accrued
  expenses and other
  liabilities................     2,483      11,471        17,989      (8,913)
                                -------     -------      --------     -------
   Net cash provided by (used
    for) operating
    activities...............   (13,483)    (18,565)      (28,045)     48,478
Cash flows from investing
 activities:
Cash disbursed for
 acquisitions, net of cash
 acquired....................   (41,543)    (36,987)      (24,331)    (23,322)
Cash proceeds from the sale
 of business.................       --          --            --       10,000
Purchases of fixed assets....    (8,216)    (11,841)      (14,436)    (16,824)
Proceeds from sale of
 assets......................       --          --            --        4,351
Net decrease (increase) in
 notes receivable............      (721)      1,271        (1,698)      1,216
Net purchases (sales) of
 marketable securities.......   (15,100)     22,808         5,845         --
                                -------     -------      --------     -------
   Net cash used for
    investing activities.....   (65,580)    (24,749)      (34,620)    (24,579)
Cash flows from financing
 activities:
 Net borrowings (repayments)
  on revolving credit
  facilities.................     3,507      31,234        47,382     (73,562)
 Principal payments on long-
  term debt..................    (2,564)     (3,292)       (2,242)         53
 Proceeds from issuance of
  long-term debt.............       384       4,047           311      50,000
 Debt issue costs on new
  credit facility............       --          --            --       (3,130)
 Net proceeds from the
  issuance of common stock...    67,127         --            --          --
 Purchase of treasury stock..    (2,000)        --         (2,546)        --
 Proceeds from the issuance
  of treasury stock..........     1,920         --            --          --
 Proceeds from exercise of
  stock options and purchase
  plans......................     4,633       2,530        10,734       2,663
 Distributions...............    (3,465)       (925)          --          --
                                -------     -------      --------     -------
   Net cash provided by (used
    for) financing
    activities...............    69,542      33,594        53,639     (23,976)
 Effect of exchange rate
  changes on cash and cash
  equivalents................        84         169            27        (275)
Addition of activity for
 Hunter for January to June
 1997 (Note 3)...............       --          200           --          --
Elimination of duplicate
 activity from July to
 December (Note 3)...........   (25,057)       (706)          --          --
                                -------     -------      --------     -------
Net decrease in cash and cash
 equivalents.................   (34,494)    (10,057)       (8,999)       (352)
Cash and cash equivalents,
 beginning of period.........    64,507      30,013        19,956      10,957
                                -------     -------      --------     -------
Cash and cash equivalents,
 end of period...............   $30,013     $19,956      $ 10,957     $10,605
                                =======     =======      ========     =======
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
 Cash paid for interest......   $ 1,311     $ 1,324      $  5,945     $ 8,662
 Cash paid for income taxes..   $10,269     $10,589      $ 12,394     $ 7,291

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a global provider of business and technology consulting services to organizations with complex information technology ("IT") operations in a broad range of industries. The Company's offerings are categorized into three business units: the Enterprise Solutions Group, Government Solutions Group, and Information Technology Consulting Services Group ("ITCS Group"). The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Solutions Group provides specialized management and technology consulting services to the public sector. The ITCS Group provides consulting services centered around application design, implementation and support. A fourth segment, the Business Strategy Group, which provided management consulting and technology integration services in connection with performance support systems, was sold for $65.0 million on March 10, 2000, and is reported as discontinued operations (see Note 17). The Company's primary locations are in North America with subsidiaries in Europe and Asia/Pacific (see Note 12).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The accompanying financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

 Fiscal Year

  Effective with the period ended December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The six month period ended December 27, 1997 (the "Transition Period") reflects the results of operations and cash flows for the six months then ended for the Company and all of its subsidiaries. The results of operations and of cash flows for the years ended June 28, 1997, December 26, 1998 and December 25, 1999 are for 52 weeks.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of short term federal notes and money market securities bearing interest at a rate of approximately 4.0% at December 25, 1999. The investments are carried at cost plus accrued interest, which approximates market value. The Company considers such securities to be classified as "available-for-sale" under Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

                          RENAISSANCE WORLDWIDE, INC.

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

  Fees on fixed-price contracts are generally billable to clients upon the achievement of specified milestones. Unbilled revenue was $23.1 million and $14.9 million at December 26, 1998, and December 25, 1999, respectively.

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

   Buildings and improvements.................. 31.5 years
   Computer equipment.......................... 5 years
   Furniture and equipment..................... 5 to 7 years
   Motor vehicles.............................. 5 years
   Leasehold improvements...................... Lesser of lease term or 20 years

  In March 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 was effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policies conform to the requirements of this statement. The Company has capitalized $3.6 million and $4.1 million in 1998 and 1999 respectively in relation to its PeopleSoft implementation. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

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

                          RENAISSANCE WORLDWIDE, INC.

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

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 26, 1998 and December 25, 1999, and the reported amounts of revenue and expenses for the year ended June 28, 1997, the six month period ended December 27, 1997 and the years ended December 26, 1998 and December 25, 1999. Actual results could differ from those estimates.

 Goodwill and Other Intangible Assets

  The Company amortizes goodwill and intangible assets arising from purchase acquisitions on a straight-line basis over a period of 10 to 30 years. Goodwill is evaluated for consideration of potential impairment based on the operating results and forecasted cash flows of the acquired entity. Based on these evaluations, the Company has written off goodwill of $4.0 million associated with Renaissance Worldwide Professionals, Ltd. (formerly James Duncan Associates, based in the United Kingdom) in 1999. The Company also wrote off goodwill of $21.4 million associated with COBA Consulting Limited ("COBA UK") and $5.7 million associated with of Renaissance Technomic, Inc. and Renaissance Technomic Limited (collectively, "Technomic"), businesses in 1998 which were part of the Business Strategy Group and are reported in discontinued operations (See Note 17).

 Reclassifications

  Certain amounts in the prior year financial statements have been reclassified to conform to the current period presentation.

 Other Comprehensive Income

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Deferred taxes have not been provided on cumulative translation adjustments because deferred taxes have not been provided on unremitted earnings (see Note 8). Deferred taxes and any reclassification adjustments related to unrealized gains/losses on investments are insignificant.

                          RENAISSANCE WORLDWIDE, INC.

 Translation of Foreign Currencies

  The functional currency of the Company's subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows are translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other (income) expense.

 Earnings (Loss) Per Share

  Earnings (loss) per share--basic is calculated based upon the weighted average number of common shares actually outstanding, and earnings (loss) per share--diluted is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method, and the assumed conversion of preferred stock (see Note 9). However, potential common stock has been excluded from the calculation of diluted earnings per share for the year ended December 25, 1999, as its effect would be anti-dilutive.

  A reconciliation of the weighted average number of common shares outstanding is as follows:

                                                             Year Ended
                          Year Ended Six Months Ended -------------------------
                           June 28,    December 27,   December 26, December 25,
                             1997          1997           1998         1999
                          ---------- ---------------- ------------ ------------
                                             (In thousands)
Weighted average number
 of common shares
 outstanding-basic......    50,495        54,537         55,418       56,338
Assumed exercise of
 stock options, using
 the treasury stock
 method.................     3,553         3,622          2,412          --
Assumed conversion of
 preferred stock........       559           --             --           --
                            ------        ------         ------       ------
Weighted average number
 of common and potential
 common shares
 outstanding--diluted...    54,607        58,159         57,830       56,338
                            ======        ======         ======       ======

 Recent Accounting Developments

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 in fiscal 2000 and is currently evaluating the impact SAB 101 will have on its financial condition or results of operations.

3. POOLING OF INTERESTS ACQUISITIONS

 Fiscal 1998 Pooling of Interests

  In fiscal 1998, the Company acquired Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad") for a total of 4,554,760 shares of the Company's common stock. Neoglyphics was an Internet development and applications services provider which was added to the Company's Enterprise Solutions Group. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's common stock. Triad was an information technology consulting firm which became part of the Company's Services Group. The Company incurred $6.9 million in acquisition-related expenses in the second quarter of 1998 related to these transactions.

                          RENAISSANCE WORLDWIDE, INC.

  Neoglyphics and Triad each had a calendar year end and the results of operations for the year ended December 31, 1997 were combined with the results of operations for the Company's fiscal year ended June 28, 1997. Additionally, the financial position of Neoglyphics and Triad as of December 31, 1996 has been combined with the Company's financial position as of June 28, 1997. In order to conform Neoglyphics' and Triad's year end to the Company's fiscal year end, the consolidated statement of income for the six months ended December 27, 1997 includes six months (July to December 1997) for Neoglyphics and Triad which has also been included in the consolidated statement of income for the fiscal year ended June 28, 1997. An adjustment has been made to retained earnings in the transition period ended December 28, 1997 to eliminate the duplication of net income of Neoglyphics and Triad for such six month period.

 Transition Period Pooling of Interests

  In 1997, the Company acquired all of the outstanding stock of Renaissance Solutions, Inc. ("RSI") and the Hunter Group Inc. ("Hunter Group"). In total, 21,647,012 shares of the Company's common stock were exchanged for all of the outstanding common stock of RSI and the Hunter Group. In addition, outstanding stock options to purchase RSI and the Hunter Group common stock were converted into options to purchase 3,361,088 shares of the Company's common stock.

 Fiscal 1997 Pooling of Interests

  In 1996, the Company acquired Applications Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR") and International Systems Services Corporation ("ISS") for a total of 6,797,548 shares of the Company's common stock. ARI and SCR are information technology consulting firms performing services similar to those of the ITCS Group. ISS is a consulting firm providing business and management consulting services. In addition, outstanding stock options to purchase ARI common stock were converted into options to purchase 435,810 shares of the Company's common stock.

  These transactions have been accounted for as pooling of interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented.

  There were no material transactions between the Company, ARI, SCR, ISS, RSI, the Hunter Group, Neoglyphics or Triad during any of the periods presented. No material adjustments to net assets or results of operations were necessary to conform the accounting practices of ARI, SCR, ISS, RSI, the Hunter Group, Neoglyphics or Triad to that of the Company. Certain reclassifications were made to the financial statements of ARI, SCR, ISS, RSI, the Hunter Group, Neoglyphics and Triad to conform with the Company's classifications. All costs associated with the acquisitions have been expensed as incurred.

4. PURCHASES AND DISPOSITIONS

 Fiscal 1999 Purchases

  In January 1999, the Company acquired InfoSolutions.edu, L.L.C.
("InfoSolutions") for approximately $5.2 million including a $2.5 million note payable. InfoSolutions provides software consulting and implementation to universities and non-profit organizations. In connection with this acquisition, the Company may be required to pay additional consideration of up to $500,000 based on personnel retention.

 Fiscal 1999 Dispositions

  The Company made several dispositions of non-strategic assets in 1999. In February 1999, the Company sold substantially all of the assets of Renaissance Technomic, Inc. and Renaissance Technomic Limited

                          RENAISSANCE WORLDWIDE, INC.

(collectively, "Technomic") and COBA Consulting Limited ("COBA"). The Company recorded asset impairment charges of approximately $27.1 million in 1998 associated with these businesses which were part of the Business Strategy Group and are reported in discontinued operations. No gain or loss was recognized in connection with the sale of these businesses. Technomic was a provider of strategic market research and consulting services. COBA was a provider of management consulting services.

  In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice ("CMS") for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The note is convertible into common stock at the time of a qualifying initial public offering by the purchaser at a 20% discount from the offering price. The purchaser filed a preliminary registration statement with the SEC in early 2000. In connection with this sale, the Company recognized an after tax gain of $833,000. The gain on the sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

  In the fourth quarter of fiscal 1999, the Company made a decision to sell its Business Strategy Group for $65.0 million in cash. Accordingly, the results of operations of the Business Strategy Group have been classified as discontinued operations in the accompanying financial statements (see Note
17). The transaction closed on March 10, 2000 and will result in a gain for the Company of approximately $10 million which will be recorded in the first quarter of fiscal 2000. In February 2000, the Company signed a letter of intent to sell Renaissance Worldwide Professionals Ltd., formerly known as James Duncan Associates, back to its management for approximately $1.2 million. This transaction is expected to close by the end of March 2000 and will not have a material effect upon the Company's results of operations. The Company recorded a goodwill writedown of $4.0 million in connection with this business in the fourth quarter of 1999 (see Note 6).

 Fiscal 1998 Purchases

  In fiscal 1998, the Company acquired Exad Galons, Hackenberg and Partners ("Hackenberg") and International Public Access Technologies "IPAT" for an aggregate of $12.5 million in cash. Exad Galons and Hackenberg were added to the Company's Enterprise Solutions Group whereas IPAT became part of the Company's Government Solutions Group.

  In connection with these acquisitions, the Company may pay or has paid contingent consideration of $8.3 million based upon certain earnout arrangements. Such amounts are recorded as additional purchase price when paid.

 Transition Period Purchases

  During the transition period ended December 27, 1997, the Company acquired four companies: McClain Group, Inc., Technomics Consultants International, Inc., Eligibility Management Systems, Inc., and Cambridge Software Group. The aggregate purchase price and related costs associated with these acquisitions was $37.5 million which has been allocated to the assets and liabilities assumed based upon their fair value on the date of acquisition. The excess of the purchase price over this fair value of acquired assets and liabilities has been allocated to goodwill.

  In connection with the Transition Period Acquisitions, the Company may pay or has paid contingent consideration of up to $12.6 million based upon certain earnout arrangements. Such amounts are recorded as additional purchase price when paid.

                          RENAISSANCE WORLDWIDE, INC.

 Fiscal 1997 Purchases

  During the fiscal year ended June 28, 1997, the Company acquired five companies: Morris Information Systems, Sun-Tek Consultants, Inc., Sterling Information Group, James Duncan & Associates ("JDA"), and Connexus Consulting Group, Inc. In addition, during fiscal 1997, prior to the merger with the Company, RSI acquired two companies: COBA Consulting Limited ("COBA UK") and C.M. Management Systems Ltd., Inc. ("COBA-Boston"). These acquisitions are collectively referred to as the "Fiscal 1997 Acquisitions". The aggregate purchase price and related costs associated with the Fiscal 1997 Acquisitions were $38.0 million plus 266,528 shares of the Company's common stock.

  In connection with the Fiscal 1997 Acquisitions, the Company was required to pay contingent consideration of up to $32.3 million based on certain earn-out arrangements. Such amounts, when paid, were recorded as additional purchase price. As of December 25, 1999, the Company had accrued contingent consideration of approximately $4.1 million associated with COBA-Boston which was paid in the first quarter of 2000.

  These transactions were accounted for as purchases. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill and amortized. The results of operations for these acquisitions have been included in the Company's results of operations from their respective dates of acquisition. At December 26, 1998 and December 25, 1999, $7.1 million and $9.0 million, respectively, were accrued for contingent consideration related to the above acquisitions. These amounts are included in other accrued expenses.

  Assuming the 1999, 1998, Transition Period, and 1997 Acquisitions occurred at the beginning of each respective period, the pro forma results of operations would not materially differ from the Company's reported results of operations.

5. RELATED PARTY NOTES AND ADVANCES

  Notes receivable from stockholders of $1,476,000 and $722,000 at December 26, 1998 and at December 25, 1999, respectively, which are included as a reduction of stockholders' equity in the accompanying balance sheet, include promissory notes from two of ARI's officers totaling $226,000 for the exercise of stock options bearing interest at a variable rate based upon federal income tax requirements (approximately 6% at December 26, 1998 and December 25,
1999), two demand notes from an individual who was the sole stockholder of the Hunter Group totaling $250,000, which accrue interest at 5%, and notes issued to various employees to purchase the Company's common stock totaling $246,000 which accrue interest at 7.0%. In addition, the Company has notes receivable and advances from officers totaling approximately $2.0 million due from various senior officers of the Company of which approximately $1.0 million is included in other assets and approximately $1.0 million is included in other current assets. Notes bear interest at the prime rate.

6. RESTRUCTURING AND OTHER ASSET WRITE-DOWNS

  In February 2000, the Company signed a letter of intent to sell Renaissance Worldwide Professionals, Ltd. (formerly James Duncan & Associates) back to its management for approximately $1.2 million. In connection with this transaction which is expected to close in March 2000, the Company recorded a charge in the fourth quarter of 1999 to write-down goodwill in the amount of $4.0 million.

  In the second quarter of 1999, the Company recorded an asset writedown of $2.9 million in connection with the sale of Neoglyphics and CMS (Note 4).

                          RENAISSANCE WORLDWIDE, INC.

  In 1998, the Company recorded a charge of $5.7 million related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities, equipment, software, and personnel recorded in the third quarter of 1998. A balance of $2.9 million accrual remained from this charge at December 26, 1998 which included $1.7 million of costs to terminate lease obligations and other activities and $1.2 million related to severance and other costs. These charges were utilized as planned in 1999.

7. FINANCING ARRANGEMENTS

  During 1998, the Company had a line of credit facility which provided a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $85 million, payable on demand. Interest was payable monthly in arrears at the bank's prime rate plus 0.50% (8.25% at December 26, 1998) or the LIBOR rate plus 2.50% (7.71% at December 26, 1998), at the option of the Company. The line of credit was collateralized by the majority of the assets of the Company, excluding the assets of the Wells Avenue Realty Trust (Note 14), contained certain restrictions, and required the maintenance of certain financial covenants. This line of credit was terminated on March 24, 1999.

  In February of 1999, the Company entered into a new line of credit ("Interim Facility") with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest was payable monthly in arrears at the LIBOR rate plus 2.00% or the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The Interim Facility was collateralized by the majority of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Interim Facility was a short-term facility to be used until syndication of a senior term loan facility committed to by the bank. The Interim Facility was used to repay the outstanding borrowings on the existing line of credit that was terminated on March 24, 1999.

  On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility requires the Company to make quarterly principal payments of $250,000 on the Term Loan beginning September 15, 2000 and each quarter thereafter until June 15, 2002. The remaining obligations under the Term Loan would be repaid on July 15, 2002 along with any outstanding borrowings under the Revolving Credit Facility. The Credit Facility is collateralized by the majority of the assets of the Company and contains certain restrictions and various covenants, including the maintenance of defined financial ratios.

  On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core businesses-- Enterprise Solutions and ITCS. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $500,000 which were recorded in the third quarter of 1999 as interest and other expense, net.

                          RENAISSANCE WORLDWIDE, INC.

  As of December 25, 1999, the total amount outstanding under the Credit Facility, including the Term Loan, was $68.0 million at a weighted average interest rate of 9.97% with a remaining borrowing availability under the Credit Facility approximately $19.6 million. The Company had additional outstanding debt, including current portions, of approximately $5.5 million which was comprised of other local lines of credit and various notes payable with interest rates ranging from 6.75% to 9.375% and maturities between May 2000 and April 2013.

  On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 17) and Renaissance Worldwide Professionals Ltd., formerly James Duncan Associates, and amended certain financial covenants to reflect the sale of these businesses.

  On March 14, 2000 the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility (see Note 17).

8. INCOME TAXES

  Prior to November 27, 1996, January 1, 1997, December 31, 1996 and April 2, 1998, SCR, Neoglyphics, ISS and Triad, respectively, had each elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholders and reported on their personal tax returns.

  Neoglyphics elected to terminate its S Corporation status on January 1, 1997. At the time of this conversion, a net deferred tax liability of $302,000 was recorded through the income tax provision on January 1, 1997. This deferred tax liability was comprised principally of the effects of Neoglyphics being a cash basis tax payer.

  SCR's, ISS's and Triad's elections to be treated as S Corporations terminated in conjunction with the acquisition of all of the common stock of SCR, ISS and Triad by the Company. As a result, the income or loss of SCR commencing on November 27, 1996, the income or loss of ISS commencing on December 31, 1996 and the income or loss of Triad commencing on April 2, 1998 is subject to corporate income tax, and is included in the income tax provision (benefit) described below.

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

                          RENAISSANCE WORLDWIDE, INC.

  From its inception, the Hunter Group reported its financial results for income tax purposes using the cash method of accounting. Upon acquisition by the Company, the Hunter Group changed its method of accounting for income tax reporting purposes from the cash method to the accrual method. As a result, substantially all of the deferred tax liability related to the Hunter Group accumulated on the balance sheet will become due and payable over a four-year period.

  The components of the income tax provision (benefit) from continuing operations are as follows:

                          Year Ended   Six Months Ended     Year Ended        Year Ended
                         June 28, 1997 December 27, 1997 December 26, 1998 December 25, 1999
                         ------------- ----------------- ----------------- -----------------
                                                   (In thousands)
Current:
  Federal...............    $ 9,798         $4,527            $ 9,275           $3,428
  State.................      2,436          1,162              1,969              167
  Foreign...............         51            384              2,013              318
                            -------         ------            -------           ------
                             12,285          6,073             13,257            3,913
Deferred:
  Federal...............        682           (872)            (2,531)          (3,172)
  State.................        171           (192)              (612)            (379)
                            -------         ------            -------           ------
                                853         (1,064)            (3,143)          (3,551)
Change in tax status of
 SCR, ISS, Neoglyphics
 and Triad..............        936            --               2,878              --
                            -------         ------            -------           ------
                            $14,074         $5,009            $12,992           $  362
                            =======         ======            =======           ======

  Pretax income (loss) from continuing operations is summarized as follows:

             Year Ended   Six Months Ended     Year Ended        Year Ended
            June 28, 1997 December 27, 1997 December 26, 1998 December 25, 1999
            ------------- ----------------- ----------------- -----------------
                                      (In thousands)
Domestic...    $27,943         $8,277            $11,787           $(2,724)
Foreign....       (323)          (358)             4,183            (2,256)
               -------         ------            -------           -------
  Total....    $27,620         $7,919            $15,970           $(4,980)
               =======         ======            =======           =======

                          RENAISSANCE WORLDWIDE, INC.

  Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under SFAS 109, the benefit associated with future deductible temporary differences and operating loss or credit carryforwards is recognized if it is more likely than not that a benefit will be realized. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at December 26, 1998, and December 25, 1999:

                                                      December 26, December 25,
                                                          1998         1999
                                                      ------------ ------------
                                                           (In thousands)
Deferred tax assets:
  Net operating loss carryforward....................    $1,282       $1,120
  Allowance for doubtful accounts....................     3,749        1,306
  Accounts payable and accrued expenses..............     4,787        6,126
  Other..............................................       739        2,874
                                                         ------       ------
    Total gross deferred tax assets..................    10,557       11,426
                                                         ------       ------
Deferred tax liabilities:
  Differences arising due to tax accounting method
   changes...........................................     5,676        3,003
  Fixed assets.......................................       855        2,420
  Other..............................................     1,721          853
                                                         ------       ------
    Total gross deferred tax liabilities.............     8,252        6,276
                                                         ------       ------
    Net deferred tax asset...........................    $2,305       $5,150
                                                         ======       ======

  As of December 25, 1999, the Company has $0.6 million (federal) and $17.7 million (state) of net operating loss carryforwards which may be used to offset future federal and state taxable income, respectively. The carryforwards expire on various dates from 2009 to 2018. An ownership change, as defined in the Internal Revenue Code, may limit the amount of net operating loss that can be utilized annually to offset future taxable income.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate for continuing operations due to the following:

                          Year Ended   Six Months Ended     Year Ended        Year Ended
                         June 28, 1997 December 27, 1997 December 26, 1998 December 25, 1999
                         ------------- ----------------- ----------------- -----------------
Statutory U.S. federal
 tax rate...............     35.0%           35.0%             35.0%             (35.0%)
State taxes, net of
 federal tax benefit....      6.2             7.7               6.0               (2.7)
Income (loss) from SCR,
 ISS, Triad and
 Neoglyphics not taxable
 for corporate income
 tax purposes...........     (4.0)            --                3.7                --
Non-deductible
 expenses...............      9.5            15.5              18.4                8.7
Goodwill not deductible
 for corporate income
 tax purposes...........      0.3             0.6               3.5               36.4
Foreign income (loss)
 taxed at different
 rates..................      0.5             6.3              (1.3)               --
Change in tax status of
 SCR, ISS, Neoglyphics
 and Triad..............      3.4             --               18.0                --
Other...................      0.1            (1.8)             (1.9)              (0.1)
                             ----            ----              ----              -----
Effective tax rate......     51.0%           63.3%             81.4%               7.3%
                             ====            ====              ====              =====

                          RENAISSANCE WORLDWIDE, INC.

  Non-deductible expenses during the year ended June 28, 1997 and six months ended December 27, 1997 and the year ended December 26, 1998 primarily relate to certain costs incurred in connection with the acquisitions of SCR, ISS, RSI, the Hunter Group, Neoglyphics and Triad.

  Undistributed earnings of certain foreign subsidiaries aggregated approximately $3.0 million on December 25, 1999, which under existing law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on those earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

9. STOCKHOLDERS' EQUITY

 Preferred Stock, $0.10 par value

  On April 10, 1996, Renaissance's then sole stockholder authorized 1,000,000 shares of preferred stock, $0.10 par value. Preferred stock may be issued in one or more series at the discretion of the Board of Directors of Renaissance (without shareholder approval) with such designations, rights and preferences as the Board of Directors may determine. The preferred stock may have dividend, liquidation, redemption, conversion, voting or other rights which may be more expansive than the rights of the holders of Renaissance's common stock.

 Preferred Stock, no par value

  Renaissance's wholly-owned subsidiary, ARI, was authorized to issue 5,000,000 shares of preferred stock, of which 3,000,000 shares were designated as Series A Preferred Stock (the "Series A Preferred Stock"). The remaining preferred stock may have been issued from time to time in one or more additional series at the discretion of the Board of Directors. Shares of Series A Preferred Stock were non-redeemable and had a liquidation preference of $0.79 per share plus any declared but unpaid dividends.

  Each share of Series A Preferred Stock was convertible into the number of shares of common stock that results from dividing the conversion price in effect at the time of conversion into $0.79 for each share of Series A Preferred Stock being converted. The conversion price of the Series A Preferred Stock was initially $.1084 per share, subject to adjustment for stock splits, dividends, distributions, and combinations. At June 29, 1996, all shares of Series A Preferred Stock were convertible into .548856 shares of Renaissance's common stock based on a conversion price of $0.1084 per share.

  On November 26, 1996, in conjunction with the acquisition of ARI by Renaissance (see Note 3), all of the outstanding shares of Series A Preferred Stock were converted into 1,434,160 shares of common stock.

 Stock Split and Authorized Shares

  On July 30, 1997, Renaissance's stockholders approved an increase to 99,000,000 in the number of authorized shares of common stock of the Company. On February 12, 1998, the Company announced a 2-for-1 stock split. All shares and per share amounts included in the consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

                          RENAISSANCE WORLDWIDE, INC.

 Sale of Common and Preferred Stock

  On November 19, 1996, ARI sold 55,000 units to an unrelated investor for net proceeds of $2.6 million. Each unit consisted of shares of ARI's series A Preferred Stock and 1.0978 shares of common stock, for a total of 165,000 shares of Series A Preferred Stock and 60,374 shares of common stock.

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

  On November 18, 1996, RSI completed an additional offering. The transaction included 344,240 shares sold by RSI and 1,679,760 shares sold by existing shareholders, including shares acquired by Gemini upon exercise of the Gemini Warrants (below). The net proceeds of the offering were $6.5 million, after deducting offering expenses of $353,000.

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

10. STOCK PLANS

Employee Stock Option Plans

 1996 Stock Plan

  This plan, adopted in March 1996, authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, employee directors and consultants.

  As of December 27, 1997, the total number of shares of Common Stock authorized under the 1996 Stock Plan was 7,200,000. In May of 1998, the shareholders approved an amendment to the 1996 Stock Plan, increasing the original number of shares of common stock available for awards under the Plan. The amendment

                          RENAISSANCE WORLDWIDE, INC.

provided that for a three-year period, the shares available under the Plan will be increased each year by a number of shares equal to 4% of the total outstanding shares at the beginning of each year. For 1998 and 1999, that increase was 2,233,885 and 2,241,038 respectively.

  Incentive stock options cannot be granted to consultants. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of the Company's stock at the time of grant). For non-qualified options and stock purchase authorizations, the purchase price is determined by the Board of Directors within limits as set forth in the plan, but shall not be less than 85% of the fair market value of common stock on the date of grant. The periods over which options are exercisable are determined by the Board of Directors. These options generally vest over one to five years and may expire up to ten years after the date of grant (five years for incentive options granted to 10% stockholders). If permitted by the Board of Directors, employees may use previously acquired shares of the Company's common stock (provided that such shares tendered have been held for at least six months) or may borrow money from the Company on a recourse basis (for a period of time not to exceed five years) to pay the exercise price of shares purchased. The Board of Directors has the discretion to designate non-qualified options as transferable. The plan will terminate in March 2006.

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

 1998 Directors Stock Plan

  In May of 1998, the stockholders of the Company approved the 1998 Directors Stock Option Plan (the "1998 Directors Plan") which replaced the existing 1996 Eligible Directors' Stock Plan. Under the 1998 Directors Plan, outside directors of the Company will receive equity compensation in three ways. Upon joining the Board, an outside director will receive an option covering 20,000 shares of Common Stock. This option will become exercisable in four annual installments beginning one year after grant. Outside directors will also receive an option covering 2,500 shares of common stock after each year of service. This award, which represents compensation for service during the previous year, will be immediately exercisable. Each director will be required to take one-half on the annual retainer (currently $12,000) in options having an equivalent value and may elect to take all or a portion of the balance in options as well. Options are granted at fair market value on the date of grant and expire ten years from the date of grant. A total of 120,000 shares of Common Stock were authorized for issuance under the Plan.

 Other Stock Option Plans

  As of December 25, 1999, 147,206 options were outstanding under the 1996 Eligible Director's Stock Plan and the RSI Director Plan which the Company assumed when it acquired RSI in 1997. The Company also assumed other stock option plans from RSI, the Hunter Group and Neoglyphics. The Neoglyphics Stock Option Plan was closed and all outstanding options were canceled in May of 1999, when the assets of this business

                          RENAISSANCE WORLDWIDE, INC.

were sold (see Note 4). As of December 25, 1999, 827,980 options were outstanding under these RSI and the Hunter Group plans. These options generally vest over one to five years and expire 10 years from the date of grant.

 Option Repricing

  In December 1998, the Company offered employees the opportunity to reprice their stock options at the fair market value of the Company's common stock on December 15, 1998. Employees electing to take advantage of this repricing program agreed to a two for one exchange of their options and to a one year holding period. In connection with this program, the Company repriced 6,159,730 of existing options with a weighted average exercise price of $21.55.

  Transactions under all of the stock plans are summarized as follows:

                             June 28, 1997      December 27, 1997    December 26, 1998    Decemer 25, 1999
                          -------------------- -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted             Weighted
                            Number    Average    Number    Average    Number    Average    Number    Average
                              Of      Exercise     Of      Exercise     Of      Exercise     Of      Exercise
                           Options     Price    Options     Price    Options     Price    Options     Price
                          ----------  -------- ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of period..............   5,640,109   $ 7.13   8,347,962   $14.85  12,221,607   $16.12   9,925,362   $11.28
 Elimination of
  duplicate activity
  from July to
  December..............    (376,368)     --          --       --          --       --          --       --
 Addition of activity
  from January to June..         --       --      248,559   $11.00         --       --          --       --
 Granted................   5,141,809    18.70   4,421,009    22.43   7,546,143    13.44   5,984,504     5.61
 Exercised..............  (1,217,193)    3.19     (91,902)    7.99  (1,301,014)    4.44    (160,688)    2.80
 Canceled...............    (855,213)   9.967    (704,021)   20.26  (8,541,374)   21.15  (4,036,337)   11.99
 Conversion of Series A
  Preferred Stock
  Options to Common
  Stock Options.........      14,818     0.66         --       --          --       --          --       --
                          ----------   ------  ----------   ------  ----------   ------  ----------   ------
Outstanding at end of
 period.................   8,347,962   $14.85  12,221,607   $16.12   9,925,362   $11.28  11,712,841   $ 8.19
                          ==========   ======  ==========   ======  ==========   ======  ==========   ======
Exercisable at end of
 year...................   1,185,229   $ 3.14   1,686,430   $ 4.01   1,681,809   $ 9.55   2,945,507   $ 9.12
Weighted average fair
 value of options
 granted during the
 period.................               $10.98               $13.42               $ 9.34               $ 5.61
Options available for
 future grant...........   6,543,988            4,667,335            8,894,430            8,136,230

  The following table summarizes information about stock options outstanding at December 25, 1999 under the stock plans:

                               Number     Weighted               Number
                            Outstanding    Average   Weighted Exercisable  Weighted
                               As Of      Remaining  Average     As Of     Average
                            December 25, Contractual Exercise December 25, Exercise
                                1999        Life      Price       1999      Price
 Range Of Exercise Prices   ------------ ----------- -------- ------------ --------
   $ 0.39 - $ 5.00.......     1,740,607     9.10      $ 3.88     212,830    $ 1.95
   $ 5.50 - $10.16.......     7,956,503     8.28        6.24   1,988,575      6.06
   $11.00 - $19.19.......       977,623     7.76       16.30     365,010     15.89
   $21.00 - $29.56.......     1,038,108     7.76       22.78     379,492     22.65
                             ----------     ----      ------   ---------    ------
   $ 0.39 - $29.56.......    11,712,841     8.31      $ 8.19   2,945,907    $ 9.12
                             ==========     ====      ======   =========    ======

                          RENAISSANCE WORLDWIDE, INC.

 1996 Employee Stock Purchase Plan

  This plan permits eligible employees to purchase a limited number of shares on a semi-annual basis. The purchase price is 85% of the lower of the fair market value at the beginning or end of each six month period. Under this plan, the Company issued 259,514 and 378,807 shares of common stock during fiscal years 1998 and 1999 at an average price per share of $18.78 and $5.18, respectively. At December 25, 1999, the Company has 360,406 shares of common stock available for issuance pursuant to the employee stock purchase plan.

 Accounting Treatment

  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Compensation is recognized for the difference between the exercise price of options granted and the estimated fair value of the related shares on the date of grant, and is recorded over the vesting period. Amortization of compensation expense was $494,000 for the fiscal year ended June 28, 1997, $750,000 for the six month period ended December 27, 1997 and $0 for the fiscal years ended December 26, 1998 and December 25, 1999. The benefit of tax deductions associated with the exercise of non-qualified stock options in excess of the amount of compensation recorded for financial reporting purposes is recorded as a credit to additional paid-in capital.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 123 is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions only of SFAS No. 123. Had compensation cost of the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the year ended June 28, 1997, the six months ended December 27, 1997 and the years ended December 26, 1998 and December 25, 1999 would have been reduced to the pro forma amounts indicated below:

                                                     As Reported
                         -------------------------------------------------------------------
                          Year Ended   Six Months Ended     Year Ended        Year Ended
                         June 28, 1997 December 27, 1997 December 26, 1998 December 25, 1999
                         ------------- ----------------- ----------------- -----------------
                                   (Dollars in thousands except per share amounts)
Net income (loss).......    $17,174        $ (4,231)         $(31,346)         $ (1,090)
Net income (loss) per
 share--basic...........    $  0.34        $  (0.08)         $  (0.57)         $  (0.02)
Net income (loss) per
 share--diluted.........    $  0.31        $  (0.07)         $  (0.54)         $  (0.02)
                                                      Pro Forma
                         -------------------------------------------------------------------
                          Year Ended   Six Months Ended     Year Ended        Year Ended
                         June 28, 1997 December 27, 1997 December 26, 1998 December 25, 1999
                         ------------- ----------------- ----------------- -----------------
Net income (loss).......    $10,737        $(13,970)         $(65,595)         $(11,508)
Net income (loss) per
 share--basic...........    $  0.21        $  (0.26)         $  (1.18)         $  (0.20)
Net income (loss) per
 share--diluted.........    $  0.20        $  (0.24)         $  (1.13)         $  (0.20)

  Because options vest over several years and this pro forma disclosure only reflects grants made in the last three fiscal periods, the effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

                          RENAISSANCE WORLDWIDE, INC.

  The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                           Year Ended    Six Months Ended     Year Ended        Year Ended
                          June 28, 1997  December 27, 1997 December 26, 1998 December 25, 1999
                          -------------  ----------------- ----------------- -----------------
Risk-free interest
 rates..................            6.3%             6.2%         6.0%             4.62%
Expected volatility.....  43.3% to 62.0%            45.0%        79.0%             80.0%
Expected dividend
 yield..................            --               --           --                --
Expected life in years..         3 to 5             5.25          5.5                 3


  The fair value of the employee's purchase rights under the Employee Stock
Purchase Plan was estimated using the Black-Scholes model with the following assumptions used:

                           Year Ended    Six Months Ended     Year Ended        Year Ended
                          June 28, 1997  December 27, 1997 December 26, 1998 December 25, 1999
                          -------------  ----------------- ----------------- -----------------
Risk-free interest
 rates..................   5.27% to 6.0%             6.0%         6.0%             4.75%
Expected volatility.....  43.5% to 62.0%   43.5% to 62.0%        79.0%             80.0%
Expected dividend
 yield..................            --               --           --                --
Expected life in years..             .5               .5           .5                .5

11. EMPLOYEE BENEFIT PLANS

  The Company provides various employee retirement savings plans under Section 401(k) of the Internal Revenue Code which cover substantially all employees. Under the terms of the plans, employees may contribute a percentage of their salary up to a maximum of 10%-20% which is then invested in one or more of several mutual funds selected by the employee. The Company may make contributions to the plans at its discretion; such contributions totaled $605,000, $472,000, $3.0 million and $3.2 million for the year ended June 28, 1997, the six months ended December 27, 1997 and the years ended December 26, 1998 and December 25, 1999, respectively.

12. SEGMENT INFORMATION

  The Company adopted SFAS 131 in fiscal 1998. The prior years' segment information has been restated for discontinued operations to represent the Company's three primary business segments; Enterprise Solutions, Government Solutions and ITCS. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 1 to these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

  The following table presents information about reported segments for the year ended June 28, 1997, the six months ended December 27, 1997 and the years ended December 26, 1998 and December 25, 1999:

                            For the year For the six     For the year ended
                               ended     months ended -------------------------
                              June 28,   December 27, December 26, December 25,
                                1997         1997         1998         1999
                            ------------ ------------ ------------ ------------
Revenue:
  Enterprise Solutions.....   $ 83,087     $ 51,870     $162,722     $171,053
  Government Solutions.....        --         3,541       19,876       36,366
  IT Consulting Services...    361,417      227,665      527,558      535,165
                              --------     --------     --------     --------
    Total(1)...............   $444,504     $283,076     $710,156     $742,584
                              ========     ========     ========     ========
Income from continuing
 operations:
  Enterprise Solutions.....   $  8,866     $   (561)    $  9,631     $  8,351
  Government Solutions.....        --           643        3,297        4,905
  IT Consulting Services...     23,755       20,369       36,883       40,920
                              --------     --------     --------     --------
    Total(1)...............   $ 32,621     $ 20,451     $ 49,811     $ 54,176
                              ========     ========     ========     ========
Corporate expenses(2)......   $     --     $  4,609     $ 15,743     $ 42,910
Acquisition-related
 expenses..................      8,268        6,761        6,904          --
Restructuring charges and
 asset writedowns..........        --           --         5,691        6,910
Interest and other
 (income)/expense, net.....     (3,267)       1,162        5,503        9,336
                              --------     --------     --------     --------
    Total income from
     continuing operations
     before taxes..........   $ 27,620     $  7,919     $ 15,970     $ (4,980)
                              ========     ========     ========     ========
Total assets:
  Enterprise Solutions.....   $ 35,416     $ 33,022     $ 55,023     $ 68,745
  Government Solutions.....        --        20,484       32,998       41,175
  IT Consulting Services...    115,348      157,443      232,650      188,815
  Assets of discontinued
   operations..............     77,482       99,361       51,394       39,909
  Reconciling items(3).....     28,675        5,867          --           --
                              --------     --------     --------     --------
    Total..................   $256,921     $316,177     $372,065     $338,644
                              ========     ========     ========     ========

--------
(1) Intersegment revenues were not material and have been eliminated in the above presentation.
(2) Beginning in 1998, certain back office operations, functions and expenses were centralized into corporate office control thereby increasing the expenses in the corporate area. Historically, the majority of these expenses could have been included in the IT Consulting Services Group as these corporate functions did not exist. The Company is not able to restate its historical results on a comparable basis.
(3) Represents unallocated corporate assets.

                          RENAISSANCE WORLDWIDE, INC.

GEOGRAPHIC INFORMATION

  The following table presents the revenue and income from continuing operations by geographic area for the year ended June 28, 1997, the six months ended December 27, 1997, and the years ended December 26, 1998 and December 25, 1999 and the identifiable assets by geographic area as of these dates:

                                        Six  Months         Year Ended
                             Year Ended    Ended     -------------------------
                              June 28,  December 27, December 26, December 25,
                                1997        1997         1998         1999
                             ---------- ------------ ------------ ------------
                                              (In thousands)
Revenue:
  North America.............  $430,108    $267,364     $665,244     $687,701
  Europe....................    13,716      14,011       42,249       50,424
  Other.....................       680       1,701        2,663        4,459
                              --------    --------     --------     --------
    Total...................  $444,504    $283,076     $710,156     $742,584
                              ========    ========     ========     ========
Income from continuing
 operations:
  North America.............  $ 32,208    $ 17,159     $ 30,105     $ 10,394
  Europe....................       220        (606)       3,481          819
  Other.....................       193        (711)         482           53
                              --------    --------     --------     --------
    Total...................  $ 32,621    $ 15,842     $ 34,068     $ 11,266
                              ========    ========     ========     ========
  Acquisition-related
   expenses.................     8,268       6,761        6,904          --
  Restructuring and other
   asset writedown..........       --          --         5,691        6,910
  Interest and other
   (income) expense, net....    (3,267)      1,162        5,503        9,336
                              --------    --------     --------     --------
Income from continuing
 operations before taxes....  $ 27,620    $  7,919     $ 15,970     $ (4,980)
                              ========    ========     ========     ========
Identifiable assets:
  North America.............  $209,891    $290,853     $359,146     $284,734
  Europe....................    18,288      20,176       11,269       13,792
  Other.....................        67        (719)       1,650          209
  Corporate.................    28,675       5,867          --           --
  Discontinued operations...       --          --           --        39,909
                              --------    --------     --------     --------
    Total...................  $256,921    $316,177     $372,065     $338,644
                              ========    ========     ========     ========

  Corporate assets represent marketable securities invested for all segments and regions. All other assets are used in the operations of individual entities in the different segments and geographical areas.

13. OTHER RELATED PARTY TRANSACTIONS

  During the year ended June 28, 1997, the Company entered into a contract with an entity controlled by the Chief Executive Officer, Chairman of the Board and significant stockholder of the Company to utilize an airplane for corporate travel purposes. The Company pays for such usage on a per-flight basis at a rate which management believes approximates market prices. Total amounts incurred to this entity during the year ended June 28, 1997, the six months ended December 27, 1997, and the years ended December 26, 1998 and December 25, 1999 were $100,000, $267,000, $291,000 and $264,000, respectively.

                          RENAISSANCE WORLDWIDE, INC.

14. CONSOLIDATION OF REAL ESTATE TRUST

  As described in Note 15, the Company leases office space from the Wells Avenue Realty Trust ("Trust"), of which the Chief Executive Officer, Chairman of the Board, and significant stockholder of the Company is the sole beneficiary. Effective September 19, 1995, the Company renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. The modified lease terms expanded the amount of space which the Company occupies, committed the Company to rent the facility through the maturity date of the mortgage loan, and granted the Company a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

  Accordingly, as of this date, the Company obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, the Company has consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. This office building was sold in March, 2000 and the Company will cease to consolidate the accounts of the Trust effective with the date of sale.

  As of December 25, 1999, the Trust reported the following assets and liabilities (in thousands):

   Fixed assets, net.................................................. $ 1,566
   Other assets.......................................................     337
   Mortgage loans payable.............................................  (1,939)
                                                                       -------
                                                                       $   (36)
                                                                       =======

15. COMMITMENTS AND CONTINGENCIES

  The Company occupies premises under various non-cancelable operating leases which include terms requiring it to pay a pro-rata portion of increased operating expenses and real estate taxes. The leases expire on various dates through April 2018, and certain of the leases contain options for renewal or purchase of related equipment.

  In January 1993, the Company entered into a three year lease with the Trust, which required annual rental payments of $120,000, payable in equal monthly installments of $10,000. This lease continued to be amended upon subsequent expansions of the leased area and currently requires annual payments of $531,000 payable in equal monthly installments of $44,000. The amended lease term expires September 2010. In conjunction with the amendment of the lease in September 1995, the Company began to consolidate the accounts of the Trust on a prospective basis (see Note 14). This building was sold in March, 2000 and the Company was released from its lease obligation effective with the sale.

  In June 1998, the Company entered into a ten year agreement to lease 200,000 square feet in Waltham, Massachusetts which is the site of the Company's new headquarters. In connection with its move in November, 1999, the Company consolidated six other offices located around Massachusetts. The Company is currently negotiating to sublease 50,000 square feet and 25,000 square feet of this facility, each for a three-year term.

  In August 1998, the Company entered into a twenty year agreement to lease 30,000 square feet in London, England to consolidate several branch locations in the city. In September 1999, the Company moved its operations from this location to another facility of equal size for a term of 15 years at a substantially lower rent. The vacated facility was assigned to a major european bank, without cost to the Company, for the entire remaining term. The rental commitments on this assigned facility have not been included in the minimum payments under non-cancelable leases below.

                          RENAISSANCE WORLDWIDE, INC.

  Rent expense for the year ended June 28, 1997, the six months ended December 27, 1997 and the years ended December 26, 1998 and December 25, 1999 was $6.8 million, $5.1 million, $10.2 and $14.3 million, respectively. Future minimum payments under non-cancelable leases at December 25, 1999 are as follows, excluding amounts payable to the Trust and the assigned London, England lease mentioned above (in thousands):

                                                                       Operating
                                                                        Leases
                                                                       ---------
   2000............................................................... $ 22,781
   2001...............................................................   21,766
   2002...............................................................   16,383
   2003...............................................................   13,965
   2004...............................................................   12,878
   Thereafter.........................................................   55,225
                                                                       --------
                                                                       $142,998
                                                                       ========

16. FINANCIAL INSTRUMENTS

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

  The carrying amounts of the Company's financial instruments, which include accounts receivable, notes receivable, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at December 26, 1998 and December 25, 1999.

17. DISCONTINUED OPERATIONS

  In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $65.0 million closed on March 10, 2000 and will result in a gain for the Company estimated at $10 million which will be recorded in the first quarter of 2000. Accordingly, the Company reported the results of operations of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown.

                          RENAISSANCE WORLDWIDE, INC.

  At December 25, 1999, assets of the Business Strategy Group consisted primarily of accounts receivable, goodwill and deferred income taxes amounting to $47.7 million; and liabilities of $7.8 million consisted primarily of accrued expenses and deferred income taxes.

                                          Six Months
                              Year Ended    Ended      Year Ended   Year Ended
                               June 28,  December 27, December 26, December 25,
                                 1997        1997         1998         1999
                              ---------- ------------ ------------ ------------
                                               (In thousands)
Revenue.....................   $45,329     $37,043      $ 66,158     $36,096
Cost of revenue.............    28,348      19,595        45,326      21,380
Selling, general and
 administrative expenses....    10,833      10,552        29,643       9,022
Acquisition-related expenses
 (1)........................       --       11,200           --          --
Restructuring charges and
 asset writedowns (2).......       --          --         30,398         --
Interest and other (income)
 expense, net...............       --         (484)         (318)        314
                               -------     -------      --------     -------
Income (loss) from
 discontinued operations....     6,148      (3,820)      (38,891)      5,380
Income tax provision
 (benefit)..................     2,520       3,321        (4,567)      1,961
                               -------     -------      --------     -------
Net income (loss) from
 discontinued operations....   $ 3,628     $(7,141)     $(34,324)    $ 3,419
                               =======     =======      ========     =======

--------
(1) Represents transaction costs associated with the acquisition of RSI, which was accounted for as a pooling of interests.
(2) Includes charges of $27.1 million associated with the write off of goodwill and other costs associated with the Technomics and COBA-UK subsidiaries and $3.3 million in restructuring charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

  The information required by this Item is included in Item 1 of this report or will be included under the captions "Election of Class II Director-- Nominee," "Election of Class II Director--Other Directors," "Election of Class II Director--Board of Directors and Committees," and "Election of Class II Director--Director Compensation" and "Section 16(a) Beneficial ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grants in Last Fiscal Year," "Executive Compensation-- Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Executive Compensation--Employment Agreements" in the Proxy Statement and is incorporated herein by reference.

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

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to The Registry's Registration Statement on Form S-1 (File No. 333-03366), Renaissance's Report on Form 10-K for the transition period from June 28, 1997 to December 27, 1997 (File No. 0-28192), and Renaissance's Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-28192).

                                 EXHIBIT INDEX

 Exhibit
 Number                       Description of Document
 -------                      -----------------------
  2.1    Stock Purchase Agreement among Renaissance Worldwide Strategy
          Inc., Registrant, Rome Acquisition Corp., and solely for the purposes of Section 10.13 of the agreement, Behrman Capital II,
          L.P., dated as of February 29, 2000.

  3.1(1) Restated Articles of Organization of Registrant, as filed in Massachusetts on May 13, 1996.

  3.2(2) Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on July 30, 1997.

  3.3(2) Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on January 7, 1998.

  3.4(2) By-Laws of Registrant, as amended and restated on November 20, 1997.

  4.1(1) Articles 3, 4, 5, and 6 of the Articles of Organization of
          Registrant (included in Exhibit 3.1).

  4.2(3) Specimen Stock Certificate.

 10.1    Registrant's 1996 Stock Plan. *

 10.2    Registrant's 1996 Employee Stock Purchase Plan. *

 10.3(3) 1998 Directors Retainer Plan.*

 10.4    Registrant's 1998 Acquisition Stock Plan. *

 10.5    Registrant's 1998 International Stock Plan. *

 10.6(1) Employment Agreement, dated May 1996 between Registrant and G.
          Drew Conway.*

 10.7(2) Registration Rights Agreement, dated as of November 26, 1997, by and among, Registrant, Terry L. Hunter, and William M. Mercer
          Incorporated.

 10.8(3) Lease Agreement by and between Waltham 60/10 LLC and Registrant, dated as of June 30, 1998.

 10.9    Amended and Restated Credit Agreement among Registrant, Bank of
          America, N.A., BNY Factoring LLC and the Lenders which are a party to the agreement, dated as of July 15, 1999.

 10.10   Pledge and Security Agreement, between Registrant, and Bank of
          America, N.A., dated as of July 15, 1999.

 10.11   First Amendment to Amended and Restated Credit Agreement among
          Registrant, each of the Lenders which is a party to the agreement, and Bank of America, N.A., dated as of September 25, 1999.


 Exhibit
 Number                      Description of Document
 -------                     -----------------------                       ---
 10.12   Second Amendment to Amended and Restated Credit Agreement among
          Registrant, each of the Lenders which is a party to the
          agreement, and Bank of America, N.A., dated as of February 25,
          2000.

 21      Subsidiaries of Registrant.

 23.1    Consent of PricewaterhouseCoopers LLP

 23.2    Consent of Katch Tyson & Company.

 23.3    Consent of Goldstein Golub Kessler LLP.

 27.1    Financial Data Schedule.
 27.2    Restated Financial Data Schedule.
 27.3    Restated Financial Data Schedule.

--------
*  Denotes management contract or compensation arrangements.
(1) Filed as an Exhibit to The Registry's Registration Statement on Form S-1 (File No. 333-03366) and incorporated by reference herein.
(2) Filed as an Exhibit to Renaissance Worldwide Inc.'s Report on Form 10-K for the transition period from June 28, 1997 to December 27, 1997 (File No. 0-28192).
(3) Filed as an Exhibit to Renaissance Worldwide, Inc.'s Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-28192).

  (b) No reports on Form 8-K were filed during the last quarter of 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Renaissance Worldwide, Inc.
Date: March 23, 2000

                                                   /s/ G. Drew Conway
                                          By: _________________________________
                                                       G. Drew Conway
                                                 President, Chief Executive
                                                        Officer and
                                                  Chairman of the Board of
                                                         Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                         Capacity                 Date
              ---------                         --------                 ----

        /s/ G. Drew Conway             Chief Executive Officer      March 24, 2000
______________________________________  and Chairman of the Board
            G. Drew Conway              of Directors (Principal
                                        Executive Officer)

       /s/ Joseph F. Pesce             Executive Vice President,    March 24, 2000
______________________________________  Chief Financial Officer,
           Joseph F. Pesce              and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

      /s/ Robert P. Badavas            Director                     March 24, 2000
______________________________________
          Robert P. Badavas

       /s/ Paul C. O'Brien             Director                     March 24, 2000
______________________________________
           Paul C. O'Brien

                                                                     SCHEDULE II

                          RENAISSANCE WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                            Additions    Deductions
                                Balance at   Charged    Write-off of   Balance
                                Beginning  to Costs and Uncollectible at End of
                                of Period    Expenses     Accounts     Period
                                ---------- ------------ ------------- ---------
Allowance for doubtful
 accounts:
  Year ended June 28, 1997(1)..   $  938     $ 1,336       $   434     $ 1,840
  Six months ended December 27,
   1997(2).....................    2,174       3,090         1,820       3,444
  Year ended December 26,
   1998........................    3,444      12,703         6,531       9,616
  Year ended December 25,
   1999(3).....................    9,616      11,659        10,002      11,273

--------
(1)  Beginning balance adjusted to reflect change in fiscal year end of RSI.
(2) Beginning balance adjusted to reflect change in fiscal year end of the Hunter Group.
(3) The December 25, 1999 allowance for doubtful accounts balance includes $929,000 related to discontinued operations (see Note 17 of Notes to Consolidated Financial Statements).