Form 10-Q
period 2000-03-25
RENAISSANCE WORLDWIDE INC
filed 2000-05-09
CIK 1012123

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       --------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period to

                       --------------------------------

                        Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

            (Exact name of registrant as specified in its charter)

                       --------------------------------

                    Massachusetts                  04-2920563
               (State of Incorporation)          (IRS Employer
                                               Identification No.)

                       --------------------------------

                                52 Second Avenue
                               Waltham, MA 02451
                                 (781) 290-3000

     (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                       --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


      As of May 5th, 2000, there were 56,386,310 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                              INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                              -----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheet at December 25, 1999 and March 25, 2000
              (Unaudited)                                                                                        3

              Consolidated Statement of Operations for the three months ended March 27, 1999 and March 25,
              2000 (Unaudited)                                                                                   4

              Consolidated Statement of Cash Flows for the three months ended ended March 27, 1999 and March
              25, 2000 (Unaudited)                                                                               5

              Notes to Unaudited Consolidated Financial Statements                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations             10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                        12


PART II.      OTHER INFORMATION                                                                                 12

              SIGNATURES                                                                                        13


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

                          RENAISSANCE WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEET

                                (In thousands)

                                                                                          March 25,
                                                                     December 25,           2000
                        ASSETS                                           1999            (unaudited)
                                                                    --------------      --------------
Current assets:
  Cash and cash equivalents                                            $     10,605       $      5,530
  Accounts receivable, net                                                  155,784            156,946
  Deferred income taxes                                                      12,136             12,136
  Other assets                                                                6,882              3,302
  Net current assets of discontinued operations                               7,765                  -
                                                                    ----------------   ---------------
     Total current assets                                                   193,172            177,914
Fixed assets, net                                                            29,674             29,078
Goodwill and other intangible assets, net                                    70,868             68,276
Other assets                                                                  9,450              9,559
Deferred income taxes                                                         3,336              3,336
Net non-current assets of discontinued operations                            32,144                  -
                                                                    ----------------   ---------------
     Total assets                                                      $    338,644       $    288,163
                                                                    ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                       $     18,914       $     20,000
  Current portion of long-term debt                                           1,544              1,250
  Accounts payable                                                           28,546             23,481
  Accrued salaries, wages and related benefit costs                          31,754             28,903
  Other accrued expenses                                                     13,156             12,312
  Accrued income taxes                                                            -              5,129
  Deferred income taxes                                                       3,339              3,339
                                                                    ----------------   ---------------
     Total current liabilities                                               97,253             94,414
Deferred income taxes                                                         6,983              6,983
Term loan                                                                    50,000                  -
Other long-term debt                                                          3,051                110
                                                                    ----------------   ---------------
     Total liabilities                                                      157,287            101,507
                                                                    ----------------   ---------------

Stockholders' equity:
  Common stock and additional paid in capital                               188,908            190,056
  Notes receivable from stockholders                                           (722)              (722)
  Retained earnings (deficit)                                                (3,732)             1,259
  Accumulated other comprehensive loss                                         (551)            (1,391)
  Treasury stock                                                             (2,546)            (2,546)
                                                                    ----------------   ---------------
    Total stockholders' equity                                              181,357            186,656
                                                                    ----------------   ---------------
          Total liabilities and stockholders' equity                   $    338,644       $    288,163
                                                                    ================   ================

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

               (In thousands except per share data - unaudited)

                                                                                  For the Quarter Ended
                                                                                March 27,         March 25,
                                                                                   1999             2000
                                                                                ---------         ---------
Revenue                                                                         $ 198,171         $ 149,833
Cost of revenue                                                                   138,766           113,160
                                                                                ---------         ---------
Gross Profit                                                                       59,405            36,673
Selling, general and administrative expenses                                       54,448            46,091
                                                                                ---------         ---------
Income (loss) from operations                                                       4,957            (9,418)
Interest and other expense, net                                                     2,547             1,593
                                                                                ---------         ---------
Income (loss) from continuing operations before taxes                               2,410           (11,011)
Income tax provision (benefit)                                                        989            (4,206)
                                                                                ---------         ---------
Income (loss) from continuing operations                                            1,421            (6,805)
Discontinued operations:
   Income from Strategy segment, net of tax                                           280             1,151
   Gain on disposal of Strategy segment, net of tax                                     -            10,645
                                                                                ---------         ---------
Net income                                                                      $   1,701         $   4,991
                                                                                =========         =========
Basic earnings per share:
  Income (loss) from continuing operations                                      $    0.03         $   (0.12)
  Discontinued operations:
    Income from Strategy segment                                                        -              0.02
    Gain on disposal of Strategy segment                                                -              0.19
                                                                                ---------         ---------
  Net income                                                                    $    0.03         $    0.09
                                                                                =========         =========

Diluted earnings per share:
  Income (loss) from continuing operations                                      $    0.03         $   (0.12)
  Discontinued operations:
    Income from Strategy segment                                                        -              0.02
    Gain on disposal of Strategy segment                                                -              0.19
                                                                                ---------         ---------
  Net income                                                                    $    0.03         $    0.09
                                                                                =========         =========

Weighted average common shares:
  Basic                                                                            56,155            56,705
                                                                                =========         =========
  Diluted                                                                          56,548            56,705
                                                                                =========         =========

   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                      For the Quarter Ended
                                                                                   March 27,          March 25,
                                                                                      1999               2000
                                                                                   ---------          ---------
Cash flows from operating activities:
  Net income                                                                       $  1,701           $  4,991
  Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
       Depreciation and amortization                                                  3,462              3,666
       Deferred income taxes                                                             (8)                 -
       Gain on disposal of Strategy segment                                               -            (10,645)
  Changes in operating assets and liabilities:
       Accounts receivable                                                           (6,462)            (2,069)
       Other current assets                                                           5,773              3,070
       Other assets                                                                  (1,237)              (464)
       Accounts payable, accrued expenses and other liabilities                      (5,818)           (18,901)
                                                                                   ---------          ---------
Net cash used for operating activities                                               (2,589)           (20,352)

Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                              (8,454)              (108)
  Cash proceeds from the sale of Strategy segment                                         -             67,699
  Net decrease (increase) in notes receivable                                        (1,486)               137
  Purchases of fixed assets                                                          (5,600)            (3,099)
                                                                                   ---------          ---------
Net cash provided (used for) by investing activities                                (15,540)            64,629

Cash flows from financing activities:
  Net borrowings on revolving credit facilities                                       7,704              1,086
  Principal payments on long-term debt                                               (1,768)           (51,296)
  Proceeds from issuance of long-term debt                                               44                  -
  Debt issue costs on credit facility                                                 1,063                  -
  Cash proceeds from exercise of stock options and purchase plans                     1,080              1,148
                                                                                   ---------          ---------
 Net cash provided by (used for) financing activities                                 8,123            (49,062)

Effect of exchange rate changes on cash and cash equivalents                           (151)              (290)
                                                                                   ---------          ---------
Net decrease in cash and cash equivalents                                           (10,157)            (5,075)
Cash and cash equivalents, beginning of period                                       10,957             10,605
                                                                                   ---------          ---------
Cash and cash equivalents, end of period                                           $    800           $  5,530
                                                                                   =========          =========

  The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.  Nature of Business and Summary of Significant Accounting Policies

    Nature of Business

      Renaissance Worldwide, Inc. (''Renaissance'' or the ''Company'') is a global provider of business and technology consulting services to organizations with complex information technology ("IT") operations in a broad range of industries. The Company's offerings are categorized into four business segments: the Information Technology Consulting Services Group ("ITCS Group"), the Enterprise Solutions Group, the Government Consulting Group and GovConnect.com. The ITCS Group provides consulting services centered around application design, implementation and support. The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Consulting Group provides specialized management and technology consulting services to the public sector. GovConnect.com, is focused on the market opportunity for public access to electronic government services. A fifth segment, the Business Strategy Group which provides management consulting and technology integration services in connection with performance support systems, was sold for $67.7 million on March 10, 2000, and is reported as discontinued operations (see Note 3).

   Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

   Deconsolidation Of Real Estate Trust

      The Company leased office space from the Wells Avenue Trust ("Trust"), of which the Chief Executive Officer and Chairman of the Board, and significant stockholder of the Company, was the sole beneficiary. Effective September 19, 1995, the Company renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. As of that date, the Company obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, the Company had consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. This office building was sold in March, 2000 and the Company ceased to consolidate the accounts of the Trust effective with the date of sale.

   Interim Financial Statements

      The consolidated balance sheet at March 25, 2000 and consolidated statements of operations and of cash flows for the three month periods ended March 27, 1999 and March 25, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended March 25, 2000 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 25, 1999 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999, which are contained in the Company's 1999 Report on Form 10-K.

   Earnings Per Share

      Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. For the quarter ended March 25, 2000, basic and diluted earnings per share are the same, as the effect of including common stock equivalents is anti-dilutive. A reconciliation of the weighted average number of common shares outstanding is as follows:

                         RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                      For the Quarter Ended
                                                   ---------------------------
                                                     March 27,       March 25,
                                                       1999            2000
                                                   -------------   -----------
                                                           (In thousands)
Weighted average number of common shares
  outstanding-basic                                       56,155       56,705
Assumed exercise of stock options, using the
  treasury stock method                                      393            -
                                                   -------------   -----------
Weighted average number of common and
  potential common shares outstanding - diluted           56,548       56,705
                                                   =============   ===========


   Other Comprehensive Income

      The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the quarters ended March 27, 1999 and March 25, 2000, accumulated other comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(0.6 million) and $(0.8 million).

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


2. Long-Term Debt

      On July 15, 1999, the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility is collateralized by the majority of the assets of the Company and contains certain restrictions and various covenants, including the maintenance of defined financial ratios.

      On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core business -- the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the

                           RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

      On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 3) and the Renaissance Worldwide Professionals Ltd., formerly James Duncan Associates, and amended certain financial covenants to reflect the sale of the businesses.

      Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The banks agreed to waive the particular financial covenant in question for the first quarter of 2000 until June 30, 2000. While the Company believes that it will be able to negotiate an amendment to the Credit Facility to revise the financial covenants to levels that it believes it can attain, no assurance can be given that the Company will be able to do so.

      On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility. As of March 25, 1999, the total amount outstanding under the Credit Facility, was $20 million at an interest rate of 9.5% with a remaining borrowing availability under the Credit Facility of approximately $49.4 million.

3. Discontinued Operations and other Dispositions

      In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company estimated at $10.6 million, net of taxes of approximately $11.8 million. Accordingly, the Company has reported the results of operations of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown.

                                                    For the         For the
                                                    Quarter         Period
                                                     Ended           Ended
                                                   March 27,       March 10,
                                                     1999            2000
                                                   ------------    -----------
                                                           (In thousands)
Revenue                                                $ 11,392      $ 10,029
Cost of revenue                                           7,372         6,159
Selling, general and administrative expenses              3,583         1,743
Interest expense, net                                       (22)            -
Income tax provision (benefit)                              179           976
                                                   -------------   -----------
Income from Strategy segment, net of tax                    280         1,151
Gain on disposal of Strategy segment, net of tax              -        10,645
                                                   -------------   -----------
Net income                                                $ 280      $ 11,796
                                                   =============   ===========


      At December 25, 1999, assets of the Business Strategy Group consisted primarily of accounts receivable, goodwill and deferred income taxes amounting to $47.7 million; and liabilities of $7.8 million consisted primarily of accrued expenses and deferred income taxes.

      In February 2000, the Company also signed a letter of intent to sell Renaissance Worldwide Professionals, Ltd. (formerly James Duncan & Associates) back to its management for approximately $1.2 million. In connection with this transaction, which closed on March 31, 2000, the Company recorded a non-recurring charge of $4.0 million in the fourth quarter of 1999 to write-down goodwill.

                           RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.   Segment Reporting

      The Company adopted SFAS 131 in fiscal 1998. The Company's four primary business segments include: the ITCS Group, the Enterprise Solutions Group, the Government Consulting Group and GovConnect.com. The following presents information about reported segments for the quarters ended March 27, 1999 and March 25, 2000. In the first quarter of 2000, the Company changed the structure of its internal organization such that the Government Solutions segment became two reportable segments, the Government Consulting Group and GovConnect.com. Certain amounts previously reported have been reclassified to conform to the Company's current basis of presentation.

                                                     For the Quarter Ended
                                                   --------------------------
                                                   March 27,       March 25,
                                                     1999            2000
                                                   ------------    ----------
                                                         (In thousands)
Revenues:
  ITCS Group                                         $  140,019    $  108,150
  Enterprise Solutions Group                             50,071        31,497
  Government Consulting Group                             5,518         6,041
  GovConnect.com                                          2,563         4,145
                                                   ------------    ----------
    Total (1)                                        $  198,171    $  149,833
                                                   ============    ==========
Income (loss) from operations:
  ITCS Group                                         $   11,288    $    2,654
  Enterprise Solutions Group                                775        (1,356)
  Government Consulting Group                             1,148           760
  GovConnect.com                                             59           354
                                                   ------------    ----------
    Total (1)                                        $   13,270    $    2,412
                                                   ============    ==========

Corporate expenses                                   $    8,313    $   11,830
Interest and other expense, net                           2,547         1,593
                                                   ------------    ----------
    Total income (loss) before taxes                 $    2,410    $  (11,011)
                                                   ============    ==========


      (1) Intersegment revenues were not material and have been eliminated in the above presentation.

                           RENAISSANCE WORLDWIDE, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 27, 1999 and March 25, 2000

      Revenue. Total revenue decreased 24.4% to $149.8 million for the first quarter of 2000 from $198.2 million in the first quarter of 1999. This revenue decrease was attributable to a 37.1% decrease in the Enterprise Solutions Group's revenue which decreased to $31.5 million in 2000 from $50.1 million in 1999 and a 22.8% decrease in the ITCS Group's revenue which decreased to $108.2 million in 2000 from $140.0 million in 1999. These decreases were partially offset by a 61.7% increase in GovConnect.com revenue which increased to $4.1 million in 2000 from $2.6 million in 1999 and a 9.5% increase in the Government Consulting Group's revenue to $6.0 million in 2000 from $5.5 million in 1999. The decrease in the Enterprise Solutions Group's revenue was partially due to the sale by the Company of its Customer Management Solutions Vantive practice and Neoglyphics Media Corporation in May of 1999. These businesses generated $3.8 million of revenue in the quarter ended March 27, 1999. The Company believes that the remaining decrease in the Enterprise Solutions Group's revenue as well as the decrease in the ITCS Group's revenue continues to be attributable to concerns about the impact of the Year 2000 issue and delayed start of new projects.

      Gross Profit. Gross profit decreased 38.3% to $36.7 million for the first quarter of 2000 from $59.4 million for the comparable prior period. As a percentage of revenue, gross profit decreased to 24.5% for the period compared to 30.0% for the comparable prior period. This decrease in gross profit percentage was attributable to a reduction in the ITCS and Enterprise Solutions Groups' margins as both experienced a decrease in their respective utilization rates.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 15.3% to $46.1 million for the first quarter of 2000 from $54.4 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 30.8% from 27.5% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to resize supporting functions to match the lower revenue levels discussed above.

      Discontinued Operations. In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company estimated at $10.6 million, net of taxes of approximately $11.8 million.

      Interest and Other Expense, Net. Interest and other expense, net, decreased to $1.6 million for the first quarter of 2000 from $2.5 million for the comparable prior period. This decrease was due to lower borrowings in 2000, and the repayment on March 14, 2000 of the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility from the proceeds of the sale of the Business Strategy Group.

Liquidity and Capital Resources

      On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement with a bank syndicate. The Credit Facility consists of a revolving line of credit of $100 million and a term loan of $50 million. The Credit Facility bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility requires the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility is collateralized by the majority of the assets of the Company and contains certain restrictions and various covenants, including the maintenance of defined financial ratios.

      On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core business -- the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to

                          RENAISSANCE WORLDWIDE, INC.

2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

      On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 3 of Notes to Unaudited Consolidated Financial Statements) and the Renaissance Worldwide Professionals Ltd., formerly James Duncan Associates, and amended certain financial covenants to reflect the sale of the businesses.

      Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The banks agreed to waive the particular financial covenant in question for the first quarter of 2000 until June 30, 2000. While the Company believes that it will be able to negotiate an amendment to the Credit Facility to revise the financial covenants to levels that it believes it can attain, no assurance can be given that the Company will be able to do so.

      On March 14, 2000 the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility. As of March 25, 1999, the total amount outstanding under the Credit Facility, was $20 million at an interest rate of 9.5% with a remaining borrowing availability under the Credit Facility of approximately $49.4 million.

      The Company had negative cash flows from operations of $20.4 million for the three months ended March 25, 2000. The negative operating cash flows were due primarily to a decrease of $18.9 million in accounts payable, accrued expenses and other liabilities due primarily to contingent payments under certain earnout arrangements.

      The Company had cash flows of $64.6 million from investing activities for the three months ended March 25, 2000 due primarily to the sale of the Business Strategy Group for $67.7 million, offset by purchases of fixed assets of $3.1 million.

      The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $15 to $20 million in capital expenditures over the next twelve months primarily related to information systems. In connection with certain of its acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including approximately $6 million which the Company is currently required to pay over the next 12 months. The Company does not believe that such payments will have a material impact on the Company's liquidity, results of operations or capital requirements. The Company's principal capital requirement is working capital to support the accounts receivable associated with its revenue growth. The Company believes that its new Credit Facility, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital and financing needs for at least the next 12 months.

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

Certain Factors That May Affect Future Operating Results

      The foregoing section of the Company's Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements regarding risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the risk in transforming the Company to an e-solutions provider, the need for additional financing, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, the Company's dependence on key clients and personnel, risks associated with international operations, the relatively short history of profitability, the impact of the government regulation on immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more

                          RENAISSANCE WORLDWIDE, INC.

comprehensive discussions of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Report on Form 10-K, filed on March 24, 2000. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The Company does not engage in trading market risk sensitive instruments for speculative purposes. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 25, 1999.



Part II.   Other Information

Item 1 - Legal Proceedings
         Not applicable

Item 2 - Change in Securities
         Not applicable

Item 3 - Defaults Upon Senior Securities
         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         Non applicable

Item 5 - Other Information
         Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         a. Exhibits

         27.1  Financial Data Schedule

         b. Reports on Form 8-K
               On March 24, 2000, the Company filed a Current Report on Form 8-K dated March 10, 2000, reporting under Item 2 (Acquisition and Disposition of Assets) the disposition of its Business Strategy Group.

                           RENAISSANCE WORLDWIDE, INC.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Renaissance Worldwide, Inc.
                                (Registrant)



Date: May 9, 2000               By: /s/ G. Drew Conway
                                    ------------------------------
                                    G. Drew Conway, Chairman and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: May 9, 2000               By: /s/ Joseph F. Pesce
                                    -------------------------------
                                    Joseph F. Pesce, Executive
                                    Vice President of Finance,
                                    Chief Financial Officer and Treasurer