Form 10-Q
period 2000-06-24
RENAISSANCE WORLDWIDE INC
filed 2000-08-08
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 24, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period to
                         ----------------------------

                        Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)
                         ----------------------------

     Massachusetts                                       04-2920563
(State of Incorporation)                       (IRS Employer Identification No.)

                         ----------------------------

                               52 Second Avenue
                               Waltham, MA 02451
                                (781) 290-3000

    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                         ----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   [X]          NO   [ ]


    As of August 3, 2000, there were 56,009,169 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheet at
               December 25, 1999 and June 24, 2000 (Unaudited)                3

               Condensed Consolidated Statement of Operations
               for the three and six months ended June 26,
               1999 and June 24, 2000 (Unaudited)                             4

               Condensed Consolidated Statement of Cash Flows
               for the six months ended June 26, 1999 and
               June 24, 2000 (Unaudited)                                      5

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                           6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           11

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk                                                   14

PART II.       OTHER INFORMATION                                             14

               SIGNATURES                                                    16

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

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                            December 25,         June 24,
                                                                                1999               2000
                                                                            ------------         --------
                           ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                                    $  10,605          $   4,109
  Accounts receivable, net                                                       155,784            156,306
  Deferred income taxes                                                           12,136             12,136
  Other current assets                                                             6,882              5,994
  Net current assets of discontinued operations                                    7,765                  -
                                                                               ---------          ---------
     Total current assets                                                        193,172            178,545
Fixed assets, net                                                                 29,674             30,308
Goodwill and other intangible assets, net                                         70,868             67,604
Other assets                                                                       9,450             10,843
Deferred income taxes                                                              3,336              3,336
Net non-current assets of discontinued operations                                 32,144                  -
                                                                               ---------          ---------
     Total assets                                                              $ 338,644          $ 290,636
                                                                               =========          =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                                                $ 18,914           $ 34,200
  Current portion of long-term debt                                                1,544              1,250
  Accounts payable                                                                28,546             29,595
  Accrued salaries, wages and related benefit costs                               31,754             25,073
  Other accrued expenses                                                          13,156             12,075
  Deferred income taxes                                                            3,339              3,339
                                                                               ---------          ---------
     Total current liabilities                                                    97,253            105,532
Deferred income taxes                                                              6,983              6,983
Term loan                                                                         50,000                  -
Other long-term debt and liabilities                                               3,051                139
                                                                               ---------          ---------
     Total liabilities                                                           157,287            112,654
                                                                               ---------          ---------
Stockholders' equity:
  Common stock and additional paid in capital                                    188,908            190,643
  Notes receivable from stockholders                                                (722)              (580)
  Retained deficit                                                                (3,732)            (5,091)
  Accumulated other comprehensive loss                                              (551)            (1,358)
  Treasury stock                                                                  (2,546)            (5,632)
                                                                               ---------          ---------
     Total stockholders' equity                                                  181,357            177,982
                                                                               ---------          ---------
          Total liabilities and stockholders' equity                           $ 338,644          $ 290,636
                                                                               =========          =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share data - unaudited)

                                                                  For the Quarter Ended            For the Six Months Ended
                                                                ------------------------           ------------------------
                                                                June 26,        June 24,           June 26,         June 24,
                                                                  1999            2000               1999             2000
                                                                  ----            ----               ----             ----
Revenue                                                           $ 202,025       $ 143,789          $ 400,196       $ 293,622
Cost of revenue                                                     139,771         105,099            278,537         218,259
                                                                  ---------       ---------          ---------       ---------
Gross profit                                                         62,254          38,690            121,659          75,363
Selling, general and administrative expenses                         52,609          42,650            107,057          88,741
Restructuring charges and asset writedowns                            2,950           8,415              2,950           8,415
                                                                  ---------       ---------          ---------       ---------
Income (loss) from operations                                         6,695         (12,375)            11,652         (21,793)
Interest and other expense, net                                       1,723             833              4,270           2,426
                                                                  ---------       ---------          ---------       ---------
Income (loss) from continuing operations before taxes                 4,972         (13,208)             7,382         (24,219)
Income tax provision (benefit)                                        2,127          (5,076)             3,116          (9,282)
                                                                  ---------       ---------          ---------       ---------
Income (loss) from continuing operations, net of tax                  2,845          (8,132)             4,266         (14,937)
Income from discontinued Strategy segment, net of tax                   915               -              1,195           1,151
Gain on disposal of Strategy segment, net of tax                          -           1,782                  -          12,427
                                                                  ---------       ---------          ---------       ---------
Income (loss) before extraordinary items                              3,760          (6,350)             5,461          (1,359)
Extraordinary gain, net of taxes                                        833               -                833               -
                                                                  ---------       ---------          ---------       ---------
Net income (loss)                                                   $ 4,593        $ (6,350)           $ 6,294        $ (1,359)
                                                                  =========       =========          =========       =========
Basic earnings per share:
  Income (loss) from continuing operations                           $ 0.05         $ (0.14)            $ 0.08         $ (0.26)
  Discontinued Operations:
     Income from discontinued Strategy segment                         0.02               -               0.02            0.02
     Gain on disposal of Strategy segment                                 -            0.03                  -            0.22
  Extraordinary gain                                                   0.01               -               0.01               -
                                                                  ---------       ---------          ---------       ---------
  Net income (loss)                                                  $ 0.08         $ (0.11)            $ 0.11         $ (0.02)
                                                                  =========       =========          =========       =========

Diluted earnings per share:
  Income (loss) from continuing operations                           $ 0.05         $ (0.14)            $ 0.08         $ (0.26)
  Discontinued Operations:
     Income from discontinued Strategy segment                         0.02               -               0.02            0.02
     Gain on disposal of Strategy segment                                 -            0.03                  -            0.22
  Extraordinary gain                                                   0.01               -               0.01               -
                                                                  ---------       ---------          ---------       ---------
  Net income                                                         $ 0.08         $ (0.11)            $ 0.11         $ (0.02)
                                                                  =========       =========          =========       =========

Weighted average common shares:
  Basic                                                              56,166          56,253             56,160          56,479
                                                                  =========       =========          =========       =========
  Diluted                                                            56,777          56,253             56,659          56,479
                                                                  =========       =========          =========       =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands - unaudited)

                                                                                                Six Months Ended
                                                                                          ---------------------------
                                                                                           June 26,           June 24,
                                                                                             1999               2000
                                                                                             ----               ----
Cash flows from operating activities:
  Net income (loss)                                                                        $ 6,294           $ (1,359)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
       Depreciation and amortization                                                         6,856              6,801
       Deferred income taxes                                                                   (58)                 -
       Gain on disposal of Strategy segment                                                      -            (12,427)
       Extraordinary gain on sale of assets                                                   (833)                 -
       Writedown of assets                                                                   2,950                294
  Changes in operating assets and liabilities:
       Accounts receivable                                                                 (14,519)            (3,236)
       Other current assets                                                                 12,146                139
       Other assets                                                                           (750)            (2,009)
       Accounts payable, accrued expenses and other liabilities                             (5,098)           (19,072)
                                                                                         ---------          ---------
  Net cash used for operating activities                                                     6,988            (30,869)

Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                                    (10,738)              (650)
  Cash proceeds from the sale of businesses                                                 10,000             68,797
  Net decrease (increase) in notes receivable                                               (1,729)               279
  Purchases of fixed assets                                                                (13,098)            (6,304)
                                                                                         ---------          ---------
Net cash provided (used for) investing activities                                          (15,565)            62,122

Cash flows from financing activities:
  Net borrowings on revolving credit facilities                                              4,348             15,286
  Principal payments on long-term debt                                                      (2,776)           (51,406)
  Debt issue costs on new credit facility                                                   (1,063)                 -
  Purchase of treasury stock                                                                     -             (3,086)
  Cash proceeds from exercise of stock options and purchase plans                            1,166              1,735
                                                                                         ---------          ---------
 Net cash provided by (used for) financing activities                                        1,675            (37,471)

Effect of exchange rate changes on cash and cash equivalents                                  (139)              (278)
                                                                                         ---------          ---------
Net decrease in cash and cash equivalents                                                   (7,041)            (6,496)
Cash and cash equivalents, beginning of period                                              10,957             10,605
                                                                                         ---------          ---------
Cash and cash equivalents, end of period                                                   $ 3,916            $ 4,109
                                                                                         =========          =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

    Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a global provider of business and technology consulting services to organizations with complex information technology ("IT") operations in a broad range of industries. The Company's offerings are categorized into four business segments: the Information Technology Consulting Services Group ("ITCS Group"), the Enterprise Solutions Group, the Government Consulting Group and GovConnect. The ITCS Group provides consulting services centered around application design, implementation and support. The Enterprise Solutions Group provides IT solutions design and implementation services. The Government Consulting Group provides specialized management and technology consulting services to the public sector. GovConnect is focused on the market opportunity for public access to electronic government services. A fifth segment, the Business Strategy Group which provides management consulting and technology integration services in connection with performance support systems, was sold for $67.7 million on March 10, 2000, and is reported as discontinued operations (see Note 4).

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

 Interim Financial Statements

    The consolidated balance sheet at June 24, 2000 and consolidated statements of operations and of cash flows for the six month periods ended June 26, 1999 and June 24, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 24, 2000 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 25, 1999 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999, which are contained in the Company's 1999 Report on Form 10-K.

 Earnings Per Share

    Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. For the three and six month periods ended June 24, 2000, basic and diluted earnings per share are the same, as the effect of including common stock equivalents is anti-dilutive. A reconciliation of the weighted average number of common shares outstanding is as follows:

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                              For the Quarter Ended             For the Six Months Ended
                                                             ------------------------            ------------------------
                                                             June 26,         June 24,           June 26,         June 24,
                                                               1999             2000               1999             2000
                                                               ----             ----               ----             ----
                                                                                     (In thousands)
Weighted average number of common shares
  outstanding-basic                                           56,166           56,253             56,160          56,479
Assumed exercise of stock options, using the
  treasury stock method                                          611                -                499               -
                                                              ------           ------             ------          ------
Weighted average number of common and
  potential common shares outstanding - diluted               56,777           56,253             56,659          56,479
                                                              ======           ======             ======          ======

 Other Comprehensive Income

     The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the six month periods ended June 26, 1999 and June 24, 2000, accumulated other comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(0.6 million) and $(0.8 million).

 Recent Accounting Developments

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 by the fourth quarter of fiscal 2000 and is currently evaluating the impact SAB 101 will have on its financial condition or results of operations.

2.   Long-Term Debt

     On July 15, 1999, the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consisted of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The original Credit Facility bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility required the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility was collateralized by the majority of the assets of the Company and contained certain restrictions and various covenants, including the maintenance of defined financial ratios.

     On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core business - the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 4) and the Renaissance Worldwide Professionals Ltd., formerly James Duncan Associates ("JDA"), and amended certain financial covenants to reflect the sale of the businesses. On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility.

     Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the
first quarter of 2000 until July 31, 2000.   On July 31, 2000, the Company and
the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million and reduced the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as now defined in the amended Credit Facility. In connection with this amendment, the Company is required to pay amendment fees to the banks and related expenses of approximately $0.2 million. The Company has begun discussions with other lenders as well as with certain lenders of the current group with regards to replacing its existing Credit Facility. While the Company believes that it will be able to replace the Credit Facility on terms not materially different from the existing Credit Facility, no assurance can be given that the Company will be able to do so.

     As of June 24, 2000, the total amount outstanding under the Revolving Credit Facility, was $34.2 million at an interest rate of 9.91% with a remaining unused borrowing base availability under the Credit Facility of approximately $30.1 million.


3.  NON-RECURRING CHARGES.

     In the second quarter of 2000, the Company recorded a non-recurring charge which includes costs associated with severance ($4.0 million) for approximately 130 employees and facility closings ($3.0 million) incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of JDA ($0.2 million). As of June 24, 2000, the Company has $3.2 million accrued for remaining costs in connection with these severance and facility closings.


4.  DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

     In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company of $12.4 million, net of taxes of approximately $10.0 million. Accordingly, the Company has reported the results of operations of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown. During the second quarter of 2000, the Company adjusted its gain on the sale as it finalized its tax basis in the business and reduced the tax provision by $1.8 million.

     At December 25, 1999, assets of the Business Strategy Group consisted primarily of accounts receivable, goodwill and deferred income taxes amounting to $47.7 million; and liabilities of $7.8 million consisted primarily of accrued expenses and deferred income taxes.

     Following is summary financial information for the Company's discontinued Strategy segment operations:

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 For the Quarter Ended            For the Six Months Ended
                                                               -------------------------         --------------------------
                                                               June 26,         June 24,         June 26,          June 24,
                                                                 1999             2000             1999              2000
                                                                 ----             ----             ----              ----
                                                                                       (In thousands)
Revenue                                                         $ 7,169         $     -          $ 18,561         $ 10,029
Cost of revenue                                                   3,988               -            11,360            6,159
Selling, general and administrative expenses                      1,763               -             5,346            1,743
Interest expense, net                                                17               -                (5)               -
Income tax provision                                                486               -               665              976
                                                                -------         -------           -------          -------
Income from discontinued Strategy segment, net of tax               915               -             1,195            1,151
Gain on disposal of Strategy segment, net of tax                      -           1,782                 -           12,427
                                                                -------         -------           -------          -------
Net income                                                        $ 915         $ 1,782           $ 1,195         $ 13,578
                                                                =======         =======           =======         ========

     In February 2000, the Company also signed a letter of intent to sell JDA back to its management for approximately $1.2 million. In connection with this transaction, which closed on March 31, 2000, the Company recorded a non-recurring charge of $4.0 million in the fourth quarter of 1999 to write-down goodwill and recorded a loss on the sale of this business of $0.2 million in the second quarter of 2000 which was included in the non-recurring charge.


6.   SEGMENT REPORTING

     The Company adopted SFAS 131 in fiscal 1998. The Company's four primary business segments include: the ITCS Group, the Enterprise Solutions Group, the Government Consulting Group and GovConnect. The following presents information about reported segments for the three and six months ended June 26, 1999 and June 24, 2000. In the first quarter of 2000, the Company changed the structure of its internal organization such that the Government Solutions segment became two reportable segments, the Government Consulting Group and GovConnect. Certain amounts previously reported have been reclassified to conform to the Company's current basis of presentation.

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                        For the Quarter Ended        For the Six Months Ended
                                                       -----------------------       ------------------------
                                                       June 26,       June 24,        June 26,       June 24,
                                                         1999           2000            1999           2000
                                                         ----           ----            ----           ----
Revenues:
  ITCS Group                                            $ 143,599       $102,670       $ 283,618       $210,820
  Enterprise Solutions Group                               48,928         30,557          98,999         62,054
  Government Consulting Group                               6,740          5,787          12,258         11,828
  GovConnect.com                                            2,758          4,775           5,321          8,920
                                                        ---------      ---------       ---------       --------
     Total (1)                                          $ 202,025       $143,789       $ 400,196       $293,622
                                                        =========      =========       =========       ========

Income (loss) from operations:
  ITCS Group                                             $ 12,948        $ 6,668        $ 24,236        $ 8,919
  Enterprise Solutions Group                                4,433            246           5,208         (1,110)
  Government Consulting Group                               1,470            857           2,618          1,617
  GovConnect.com                                              (75)          (892)            (16)          (538)
                                                        ---------      ---------       ---------       --------
     Total (1)                                           $ 18,776        $ 6,879        $ 32,046        $ 8,888
                                                        =========      =========       =========       ========

Corporate expenses (2)                                    $ 9,131        $10,839        $ 17,444        $22,266
Restructuring charges and asset writedowns                  2,950          8,415           2,950          8,415
Interest and other expense, net                             1,723            833           4,270          2,426
                                                        ---------      ---------       ---------      ---------
     Total income (loss) before taxes                     $ 4,972      $ (13,208)        $ 7,382      $ (24,219)
                                                        =========      =========       =========      =========

(1) Intersegment revenues were not material and have been eliminated in the above presentation.
(2) Corporate expenses include centralized functions such as accounting, billing, credit and collection, human resources, legal and information technology.

                          RENAISSANCE WORLDWIDE, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 26, 1999 AND JUNE 24, 2000

     Revenue.   Total revenue decreased 28.8% to $143.8 million for the second quarter of 2000 from $202.0 million in the second quarter of 1999. This revenue decrease was attributable to a 37.5% decrease in the Enterprise Solutions Group's revenue which decreased to $30.6 million in 2000 from $48.9 million in 1999, a 28.5% decrease in the ITCS Group's revenue which decreased to $102.7 million in 2000 from $143.6 million in 1999 and a 14.1% decrease in the Government Consulting Group's revenue which decreased to $5.8 million in 2000 from $6.7 million in 1999. These decreases were partially offset by a 73.1% increase in GovConnect revenue which increased to $4.8 million in 2000 from $2.8 million in 1999. The decrease in the Enterprise Solutions Group's revenue was partially due to the sale by the Company of its Customer Management Solutions Vantive practice and Neoglyphics Media Corporation in May of 1999 which generated $1.9 million of revenue in the quarter ended June 26, 1999. The decrease in the ITCS revenue was partially due to the sale of JDA on March 31, 2000. The Company believes that the remaining decrease in the Enterprise Solutions Group's revenue as well as the decrease in the ITCS Group's revenue continues to be attributable to the continued slow-down of business in the post Year 2000 environment, resulting in delayed starts of new projects.

     Gross Profit. Gross profit decreased 37.9% to $38.7 million for the second quarter of 2000 from $62.3 million for the comparable prior period. As a percentage of revenue, gross profit decreased to 26.9% for the period compared to 30.8% for the comparable prior period. This decrease in gross profit percentage was attributable to a reduction in the ITCS and Enterprise Solutions Groups' margins as both experienced a decrease in their respective utilization rates.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses decreased by 18.9% to $42.7 million for the second quarter of 2000 from $52.6 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 29.7% from 26.0% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above.

     Non-recurring charges. In the second quarter of 2000, the Company recorded a non-recurring charge which includes costs associated with severance ($4.0 million) for approximately 130 employees and facility closings ($3.0 million) incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of "JDA" ($0.2 million). As of June 24, 2000, the Company has $3.2 million accrued for remaining costs in connection with these severance and facility closings.

     Discontinued Operations. In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company estimated at $12.4 million, net of taxes of approximately $10.0 million. During the second quarter of 2000, the Company adjusted its gain on the sale as it finalized its tax basis in the business and reduced the tax provision by $1.8 million.

     Interest and Other Expense, Net.   Interest and other expense, net,
decreased to $.8 million for the second quarter of 2000 from $1.7 million for the comparable prior period. This decrease was due to lower borrowings in 2000, and the repayment on March 14, 2000 of the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility from the proceeds of the sale of the Business Strategy Group.

     Extraordinary Gain. In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The note is convertible into common stock at the time of a qualifying initial public offering by the purchaser at a 20% discount from the offering price. The purchaser filed a preliminary registration statement with the Securities and Exchange Commission in early 2000. In connection with this sale, the Company recognized an after tax gain of $.8 million. The gain on the sale was classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

                          RENAISSANCE WORLDWIDE, INC.

SIX MONTHS ENDED JUNE 26, 1999 AND JUNE 24, 2000

     Revenue. Total revenue decreased 26.6% to $293.6 million for the first six months of 2000 from $400.2 million in the first six months of 1999. This revenue decrease was attributable to a 37.3% decrease in the Enterprise Solutions Group's revenue which decreased to $62.1 million in 2000 from $99.0 million in 1999, a 25.7% decrease in the ITCS Group's revenue which decreased to $210.8 million in 2000 from $283.6 million in 1999 and a 3.5% decrease in the Government Consulting Group's revenue to $11.8 million in 2000 from $12.3 million in 1999. These decreases were partially offset by a 67.6% increase in GovConnect revenue which increased to $8.9 million in 2000 from $5.3 million in 1999 The decrease in the Enterprise Solutions Group's revenue was partially due to the sale by the Company of its Customer Management Solutions Vantive practice and Neoglyphics Media Corporation in May of 1999 which generated $5.7 million of revenue in the first six months of 1999. The decrease in the ITCS revenue was partially due to the sale of JDA on March 31, 2000. The Company believes that the remaining decrease in the Enterprise Solutions Group's revenue as well as the decrease in the ITCS Group's revenue continues to be attributable to the continued slow-down of business in the post Year 2000 environment, resulting in delayed starts of new projects.

     Gross Profit. Gross profit decreased 38.1% to $75.4 million for the first six months of 2000 from $121.7 million for the comparable prior period. As a percentage of revenue, gross profit decreased to 25.7% for the period compared to 30.4% for the comparable prior period. This decrease in gross profit percentage was attributable to a reduction in the ITCS and Enterprise Solutions Groups' margins as both experienced a decrease in their respective utilization rates.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses decreased by 17.1% to $88.7 million for the first six months of 2000 from $107.1 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 30.2% from 26.8% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above.

     Non-recurring charges.   In the second quarter of 2000, the Company
recorded a non-recurring charge which includes costs associated with severance ($4.0 million) for approximately 130 employees and facility closings ($3.0 million) incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of JDA ($0.2 million). As of June 24, 2000, the Company has $3.2 million accrued for remaining costs in connection with these severance and facility closings.

     Discontinued Operations. In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company estimated at $12.4 million, net of taxes of approximately $10.0 million. During the second quarter of 2000, the Company adjusted its gain on the sale as it finalized its tax basis in the business and reduced the tax provision by $1.8 million.

     Interest and Other Expense, Net.   Interest and other expense, net,
decreased to $1.6 million for the first six months of 2000 from $2.5 million for the comparable prior period. This decrease was due to lower borrowings in 2000, and the repayment on March 14, 2000 of the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility from the proceeds of the sale of the Business Strategy Group.

     Extraordinary Gain. In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The note is convertible into common stock at the time of a qualifying initial public offering by the purchaser at a 20% discount from the offering price. The purchaser filed a preliminary registration statement with the Securities and Exchange Commission in early 2000. In connection with this sale, the Company recognized an after tax gain of $.8 million. The gain on the sale was classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

                          RENAISSANCE WORLDWIDE, INC.

LIQUIDITY AND CAPITAL RESOURCES

     On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement with a bank syndicate. The Credit Facility consisted of a revolving line of credit of $100 million and a term loan of $50 million. The original Credit Facility bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility required the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility was collateralized by the majority of the assets of the Company and contained certain restrictions and various covenants, including the maintenance of defined financial ratios.

     On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core business - the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

     On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group (see Note 4) and JDA and amended certain financial covenants to reflect the sale of the businesses. On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility.

     Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the
first quarter of 2000 until July 31, 2000.   On July 31, 2000, the Company and
the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million and reduced the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, now bears interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as now defined in the amended Credit Facility. In connection with this amendment, the Company is required to pay amendment fees to the banks and related expenses of approximately $0.2 million. The Company has begun discussions with other lenders as well as with certain lenders of the current group with regards to replacing its existing Credit Facility. While the Company believes that it will be able to replace the Credit Facility on terms not materially different from the existing Credit Facility, no assurance can be given that the Company will be able to do so.

     As of June 24, 2000, the total amount outstanding under the Revolving Credit Facility, was $34.2 million at an interest rate of 9.91% with a remaining unused borrowing base availability under the Credit Facility of approximately $30.1 million.

     The Company had negative cash flows from operations of $30.9 million for the six months ended June 24, 2000. The negative operating cash flows were due primarily to a decrease of $19.1 million in accounts payable, accrued expenses and other liabilities due primarily to payments of year end obligations and certain contingent earnouts. This decrease was partially offset by approximately $3.2 million ($1.6 million for severance and $1.6 million for excess facilities) in remaining obligations associated with the $8.4 million non-recurring charge recorded in the second quarter of 2000.

     The Company had cash flows of $62.1 million from investing activities for the six months ended June 24, 2000 due primarily to the sale of the Business Strategy Group and JDA for $68.8 million, offset by purchases of fixed assets of $6.3 million.

                          RENAISSANCE WORLDWIDE, INC.


     The Company used cash flows of $37.5 million from financing activities for the six months ended June 24, 2000 due primarily to the repayment of the $50 million Term Loan from proceeds from the sale of the Business Strategy Group and the purchase of 952,500 shares of common stock for $3.1 million, offset by increased Revolving Credit Facility borrowings of $15.3 million.

     The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $12 to $16 million in capital expenditures over the next twelve months, primarily related to information systems. In connection with certain of its past acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including approximately $6 million which the Company is currently required to pay over the next 12 months. The Company's principal capital requirement is working capital to support the accounts receivable associated with its expected revenue growth. The Company believes that it is necessary for the Company to secure a new revolving credit facility which, together with cash flows from operations, will allow the Company to adequately meet its presently anticipated working capital and financing needs for the next 18 months. While the Company believes that it will be able to secure a new revolving credit facility on terms not materially different from the existing Credit Facility, no assurance can be given that the Company will be able to do so.

RECENT ACCOUNTING DEVELOPMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to be in conformity with the provisions of SAB 101 by the fourth quarter of fiscal 2000 and is currently evaluating the impact SAB 101 will have on its financial condition or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     This section of the Company's Form 10-Q, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements regarding risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, the risk in transforming the Company to an e-solutions provider, the need for additional financing, the Company's dependence on the availability of qualified IT consultants, its ability to sustain and manage growth, the risks associated with acquisitions, the Company's dependence on key clients and personnel, risks associated with international operations, the relatively short history of profitability, the impact of the government regulation on immigration, fluctuations in operating results due in part to the opening of new branch offices, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussions of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Report on Form 10-K, filed on March 24, 2000. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.


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



PART II.   OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS
     Not applicable

                          RENAISSANCE WORLDWIDE, INC.

ITEM 2--CHANGE IN SECURITIES
     Not applicable

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company conducted its Annual Meeting of Shareholders on May 25, 2000. Mr. Paul O'Brien was re-elected as a Class II director at the Meeting with 49,595,367 shares voted in favor of such re-election. Mssrs. G. Drew Conway and Robert P. Badavas have terms of office that extend beyond the Meeting and, therefore, did not stand for re-election at the Meeting. Proposal #2 to amend the 1996 Stock Option Plan was approved by a vote of 37,979,728 votes for, 10,517,885 votes against, and 97,755 abstentions. Proposal #3 to amend the 1996 Employee Stock Purchase Plans was approved by a vote of 33,800,246 votes for, 5,149,235 votes against, 9,545,549 broker non-votes, and 100,338 abstentions. Proposal #4 to adopt the 2000 Stock Plans for four subsidiary companies was approved by a vote of 31,026,009 votes for, 7,922,717 votes against, 9,545,549 broker non-votes, and 101,093 abstentions.

ITEM 5--OTHER INFORMATION
     Not applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
     a.  Exhibits

     10.1 Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC (formerly BNY Factoring LLC), and lenders named within, dated March 25, 2000.

     10.2 Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC, and lenders named within, dated June 30, 2000.

     10.3 Third Amendment to and Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC, and lenders named within, dated July 14, 2000.

     10.4 Fourth Amendment to the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC, and lenders named within, dated July 31, 2000.

     27.1  Financial Data Schedule

     b. Reports on Form 8-K
     On June 21, 2000, the Company filed a Current Report on Form 8-K dated June 13, 2000, reporting under Item 5 (Other Event) the adoption of a so-called Poison Pill.

                          RENAISSANCE WORLDWIDE, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Renaissance Worldwide, Inc.
                             (Registrant)

Date: August 8, 2000         By:/s/   G. Drew Conway
                                --------------------
                                      G. Drew Conway,
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

Date: August 8, 2000         By:/s/   Joseph  F. Pesce
                                ----------------------
                                      Joseph F. Pesce,
                                      Executive Vice President of Finance,
                                      Chief Financial Officer and Treasurer