Form 10-Q
period 2000-09-30
RENAISSANCE WORLDWIDE INC
filed 2000-10-31
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          For the transition period to
                               -----------------

                         Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)
                               -----------------

          Massachusetts                                 04-2920563
     (State of Incorporation)                         (IRS Employer
                                                    Identification No.)
                               -----------------
                                52 Second Avenue
                               Waltham, MA 02451
                                 (781) 290-3000

    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                               -----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]   NO [_]


  As of October 27, 2000, there were 56,063,780 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                               INDEX TO FORM 10-Q

                                                                                                               Page
                                                                                                             --------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheet at December 25, 1999 and September 30, 2000 (Unaudited)         3

               Condensed Consolidated Statement of Operations for the three and nine months ended
               September 25, 1999 and September 30, 2000 (Unaudited)                                                4


               Condensed Consolidated Statement of Cash Flows for the nine months ended September 25, 1999
               and September 30, 2000 (Unaudited)                                                                   5


               Notes to Unaudited Condensed Consolidated Financial Statements                                       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations               11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                          14

PART II.       OTHER INFORMATION                                                                                   14

               SIGNATURES                                                                                          16


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

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                         December 25,           September 30
                                                             1999                   2000
                                                        ---------------      -------------------
                                                                                  (unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                                    $ 10,605                 $     69
  Accounts receivable, net                                      155,784                  120,028
  Deferred income taxes                                          12,136                    9,914
  Other current assets                                            6,882                    4,098
  Net current assets of discontinued operations                   7,765                   12,708
                                                        ---------------      -------------------
        Total current assets                                    193,172                  146,817
Fixed assets, net                                                29,674                   25,286
Goodwill and other intangible assets, net                        70,868                   51,636
Other assets                                                      9,450                    5,505
Deferred income taxes                                             3,336                    1,238
Net non-current assets of discontinued operations                32,144                   22,835
                                                        ---------------      -------------------
     Total assets                                              $338,644                 $253,317
                                                        ===============      ===================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                               $ 18,914                 $ 31,000
  Current portion of long-term debt                               1,544                        -
  Accounts payable                                               28,546                   15,043
  Accrued salaries, wages and related benefit costs              31,754                   21,416
  Other accrued expenses                                         13,156                    7,086
  Deferred income taxes                                           3,339                    1,546
                                                        ---------------      -------------------
     Total current liabilities                                   97,253                   76,091
Deferred income taxes                                             6,983                    6,253
Term loan                                                        50,000                        -
Other long-term debt and liabilities                              3,051                      174
                                                        ---------------      -------------------
     Total liabilities                                          157,287                   82,518
                                                         --------------       ------------------
Stockholders' equity:
  Common stock and additional paid in capital                   188,908                  190,791
  Notes receivable from stockholders                               (722)                    (246)
  Retained deficit                                               (3,732)                 (11,936)
  Accumulated other comprehensive loss                             (551)                  (2,178)
  Treasury stock                                                 (2,546)                  (5,632)
                                                         --------------       ------------------
     Total stockholders' equity                                 181,357                  170,799
                                                         --------------       ------------------
          Total liabilities and stockholders' equity           $338,644                 $253,317
                                                         ==============       ==================

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share data - unaudited)


                                                            For the Quarter Ended             For the Nine Months Ended
                                                       --------------------------------      ----------------------------
                                                       September 25,      September 30,      September 25,   September 30,
                                                           1999              2000               1999             2000
                                                       -------------      -------------      -------------    -------------
Revenue                                                  $140,460          $111,757          $441,657          $343,325
Cost of revenue                                           101,287            83,996           316,674           258,224
                                                       -------------      -------------      -------------    -------------
Gross profit                                               39,173            27,761           124,983            85,101
Selling, general and administrative expenses               39,953            34,014           116,369           103,622
Restructuring charges and asset writedowns                      -                 -             2,950             6,810
                                                      -------------      -------------      -------------    -------------
Income (loss) from operations                                (780)           (6,253)            5,664           (25,331)
Interest and other expense, net                             2,867             3,054             7,013             5,433
                                                       -------------      -------------      -------------    -------------
Loss from continuing operations before taxes               (3,647)           (9,307)           (1,349)          (30,764)
Income tax benefit                                         (1,396)           (4,004)             (551)          (12,932)
                                                       -------------      -------------      -------------    -------------
Loss from continuing operations, net of tax                (2,251)           (5,303)             (798)          (17,832)
Income (loss) from discontinued operations, net of tax      3,393            (1,542)            7,401            (2,799)
Gain on disposal of Strategy segment, net of tax                -                 -                 -            12,427
                                                       -------------      -------------      -------------    -------------
Income (loss) before extraordinary items                    1,142            (6,845)            6,603            (8,204)
Extraordinary gain, net of taxes                                -                 -               833                 -
                                                       -------------      -------------      -------------    -------------
Net income (loss)                                        $  1,142          $ (6,845)         $  7,436          $ (8,204)
                                                       =============      =============      =============    =============
Basic earnings per share:
  Loss from continuing operations                        $  (0.04)         $  (0.09)         $  (0.01)         $  (0.32)
  Discontinued Operations:
     Income (loss) from discontinued operations              0.06             (0.03)             0.13             (0.05)
     Gain on disposal of Strategy segment                       -                 -                 -              0.22
  Extraordinary gain                                            -                 -              0.01                 -
                                                      --------------      -------------      -------------    -------------
  Net income (loss)                                      $   0.02          $  (0.12)         $   0.13          $  (0.15)
                                                       =============      =============      =============    =============
Diluted earnings per share:
  Loss from continuing operations                        $  (0.04)         $  (0.09)         $  (0.01)         $  (0.32)
  Discontinued Operations:
     Income (loss) from discontinued operations              0.06             (0.03)             0.13             (0.05)
     Gain on disposal of Strategy segment                       -                 -                 -              0.22
  Extraordinary gain                                            -                 -              0.01                 -
                                                      --------------      -------------      -------------    -------------
  Net income (loss)                                      $   0.02          $  (0.12)         $   0.13          $  (0.15)
                                                      ==============      =============      =============    =============
Weighted average common shares:
  Basic                                                    56,507            55,982            56,274            56,313
                                                      ==============      =============      =============    =============
  Diluted                                                  56,507            55,982            56,274            56,313
                                                      ==============      =============      =============    =============

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In thousands - unaudited)

                                                                                          Nine Months Ended
                                                                             ------------------------------------------
                                                                               September 25,           September 30,
                                                                                    1999                    2000
                                                                             ------------------      ------------------
Cash flows from operating activities:
  Net income (loss)                                                                   $  7,436                $ (8,204)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
       Depreciation and amortization                                                    10,573                  11,920
       Deferred income taxes                                                               (49)                      -
       Gain on disposal of Strategy segment                                                  -                 (12,427)
       Extraordinary gain on sale of assets                                               (833)                      -
       Writedown of assets                                                               2,950                     434
   Changes in operating assets and liabilities:
         Accounts receivable                                                            (5,084)                  3,891
         Other current assets                                                           13,074                   2,447
         Other assets                                                                    4,493                      70
         Accounts payable, accrued expenses and other liabilities                        3,487                 (25,553)
                                                                             ------------------      ------------------
    Net cash provided by (used for) operating activities                                36,047                 (27,422)

Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                                (12,149)                 (1,150)
  Cash proceeds from the sale of businesses                                             10,000                  68,797
  Net decrease (increase) in notes receivable                                           (1,428)                    476
  Purchases of fixed assets                                                            (15,420)                 (7,377)
                                                                             ------------------      ------------------
Net cash provided (used for) investing activities                                      (18,997)                 60,746

Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit facilities                           (62,310)                 12,086
  Proceeds (repayments) on Term Loan                                                    50,000                 (50,000)
  Principal payments on other long-term debt                                            (2,226)                 (1,368)
  Debt issue costs on new credit facility                                               (1,063)                      -
  Purchase of treasury stock                                                                 -                  (3,086)
  Cash proceeds from exercise of stock options and purchase plans                        2,175                   1,883
                                                                             ------------------      ------------------
 Net cash used for financing activities                                                (13,424)                (40,485)

Effect of exchange rate changes on cash and cash equivalents                              (155)                   (562)
                                                                             ------------------      ------------------
Net decrease in cash and cash equivalents                                                3,471                  (7,723)
Cash and cash equivalents, beginning of period                                          10,957                  10,605
                                                                             ------------------      ------------------
Cash and cash equivalents, end of period                                              $ 14,428                $  2,882
                                                                             ==================      ==================

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Nature of Business and Summary of Significant Accounting Policies

 Nature of Business

     Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a provider of business and technology consulting services to organizations with complex information technology ("IT") operations in a broad range of industries. The Company's offerings are categorized into two primary business segments: the Information Technology Consulting Services Group ("ITCS Group") and the GovConnect Group. The ITCS Group provides consulting services centered on application design, implementation and support. The GovConnect Group provides specialized management and technology consulting services to the public sector and is focused on the market opportunity for public access to electronic government services. The Company sold two of its segments in 2000. The Business Strategy Group, which provided management consulting and technology integration services in connection with performance support systems, was sold for $67.7 million on March 10, 2000. The Enterprise Solutions Group (primarily the Hunter Group), which provided IT solutions design and implementation services, was sold for net proceeds of approximately $75 million on October 20, 2000. Both of these segments have been reported as discontinued operations (see Note 4).

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

 Interim Financial Statements

     The consolidated balance sheet at September 30, 2000 and consolidated statements of operations and of cash flows for the nine month periods ended September 25, 1999 and September 30, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 25, 1999 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 25, 1999, which are contained in the Company's 1999 Report on Form 10-K.

 Earnings Per Share

     Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. For the three and nine month periods ended September 25, 1999 and September 30, 2000, basic and diluted earnings per share are the same, as the effect of including common stock equivalents is anti-dilutive. A reconciliation of the weighted average number of common shares outstanding is as follows:

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                         For the Quarter Ended                   For the Nine Months Ended
                                                   ------------------------------------       -----------------------------------
                                                   September 25,         September 30,        September 25,        September 30,
                                                       1999                  2000                 1999                 2000
                                                   -------------         --------------       -------------        --------------
                                                                                    (In thousands)
Weighted average number of common shares
  outstanding-basic                                    56,507                55,982               56,274               56,313
Assumed exercise of stock options, using the
  treasury stock method                                   -                     -                    -                    -
                                                   ----------            ----------           ----------           ----------
Weighted average number of common and
  potential common shares outstanding - diluted        56,507                55,982               56,274               56,313
                                                   ==========            ==========           ==========           ==========


 Other Comprehensive Income

     The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the nine month periods ended September 25, 1999 and September 30, 2000, accumulated other comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(0.6 million) and $(1.6 million).

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

     On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core businesses - the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

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

     Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the first quarter of 2000 until July 31, 2000. On July 31, 2000, the Company and the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million and revised the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as defined in the amended Credit Facility. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.2 million.

     As of September 30, 2000, the total amount outstanding under the Revolving Credit Facility, was $31.0 million at an interest rate of 10.75%.

     In connection with the sale of the Enterprise Solutions Group, the Company used approximately $33.8 million of its proceeds to repay all outstanding obligations under the Credit Facility on October 20, 2000 and the Credit Facility was terminated in its entirety.


3. Non-recurring Charges.

     In the second quarter of 2000, the Company recorded a non-recurring charge which includes costs associated with severance ($4.0 million, of which $1.2 million pertained to the Enterprise Solution Group) for approximately 130 employees and facility closings ($3.0 million, of which $0.4 million pertained to the Enterprise Solution Group) incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of "JDA" ($0.2 million). As of September 30, 2000, the Company has approximately $1.2 million accrued for remaining costs in connection with these severance ($0.2 million) and facility closings ($1.0 million).


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

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Following is summary financial information for the Company's discontinued Business Strategy segment:

                                                                For the Quarter Ended              For the Nine Months Ended
                                                          ----------------------------------   -----------------------------------
                                                            September 25,     September 30,    September 25,         September 30,
                                                                1999              2000              1999               2000
                                                          ---------------     -------------    -------------         -------------
                                                                                        (In thousands)
Revenue                                                      $  8,510              $   -            $ 27,071           $ 10,029
Cost of revenue                                                 4,630                  -              15,990              6,159
Selling, general and administrative expenses                    1,181                  -               6,527              1,743
Interest and other expense (income), net                         (351)                 -                (356)                 -
Income tax provision (benefit)                                  1,058                  -               1,723                976
                                                             --------              -----            --------           --------
Income from discontinued operations, net of tax                 1,992                  -               3,187              1,151
Gain on disposal of Strategy segment, net of tax                    -                  -                   -             12,427
                                                             --------              -----            --------           --------
Net income                                                   $  1,992              $   -            $  3,187           $ 13,578
                                                             ========              =====            ========           ========

     In the third quarter of 2000, the Company decided to sell the Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, in an initiative to further support the Company's new strategic direction. The Company received net proceeds of approximately $75.1 million. This transaction closed on October 20, 2000 and will result in a net gain for the Company of approximately $25 million. Accordingly, the Company has reported the results of operations of the Enterprise Solutions Group as discontinued operations in the accompanying financial statements and related notes for all periods shown.

     At September 30, 2000, assets of the Enterprise Solution Group consisted primarily of accounts receivable, fixed assets, goodwill and deferred income taxes amounting to $58.2 million; and liabilities of $22.7 million consisted primarily of accrued expenses and deferred income taxes

     Following is summary financial information for the Company's discontinued Enterprise Solutions segment:

                                                                 For the Quarter Ended              For the Nine Months Ended
                                                           ---------------------------------    ---------------------------------
                                                            September 25,     September 30,      September 25,      September 30,
                                                                 1999              2000                1999              2000
                                                            -------------     --------------    --------------      -------------
                                                                                       (In thousands)
Revenue                                                        $ 40,439          $ 26,128            $139,438          $ 88,182
Cost of revenue                                                  25,319            18,089              88,469            62,120
Selling, general and administrative expenses                     12,796             9,378              43,437            28,511
Non-recurring charge                                                  -                 -                   -             1,605
Interest and other expense (income), net                           (208)              429                 (84)              476
Income tax provision (benefit)                                    1,131              (226)              3,402              (580)
                                                               --------          --------            --------          --------
Income (loss) from discontinued operations, net of tax         $  1,401          $ (1,542)           $  4,214          $ (3,950)
                                                               ========          ========            ========          ========


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

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting

     The Company's two primary business segments include the ITCS Group and the GovConnect Group. The following presents information about reported segments for the three and nine months ended September 25, 1999 and September 30, 2000.

                                                           For the Quarter Ended            For the Nine Months Ended
                                                    ---------------------------------   ---------------------------------
                                                     September 25,      September 30,    September 25,      September 30,
                                                         1999               2000              1999               2000
                                                    --------------      -------------   --------------      -------------
                                                                                 (In thousands)
Revenues:
  ITCS Group                                            $131,212          $102,824          $414,830           $313,644
  GovConnect Group                                         9,248             8,933            26,827             29,681
                                                        --------          --------          --------           --------
     Total (1)                                          $140,460          $111,757          $441,657           $343,325
                                                        ========          ========          ========           ========
Income (loss) from operations:
  ITCS Group                                            $  9,141          $  7,213          $ 33,377           $ 16,132
  GovConnect Group                                         1,265            (3,379)            3,867             (2,300)
                                                        --------          --------          --------           --------
     Total (1)                                          $ 10,406          $  3,834          $ 37,244           $ 13,832
                                                        ========          ========          ========           ========

Corporate expenses (2)                                  $ 11,186          $ 10,087          $ 28,630           $ 32,353
Restructuring charges and asset writedowns                     -                 -             2,950              6,810
Interest and other expense, net                            2,867             3,054             7,013              5,433
                                                        --------          --------          --------           --------
     Total loss before taxes                            $ (3,647)         $ (9,307)         $ (1,349)          $(30,764)
                                                        ========          ========          ========           ========

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

                          RENAISSANCE WORLDWIDE, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended September 25, 1999 and September 30, 2000

     Revenue. Total revenue decreased 20.4% to $111.8 million for the third quarter of 2000 from $140.5 million in the third quarter of 1999. This revenue decrease was attributable to a 21.6% decrease in the ITCS Group's revenue which declined to $102.8 million in 2000 from $131.2 million in 1999 and a 3.4% decrease in the GovConnect Group's revenue which decreased to $8.9 million in 2000 from $9.2 million in 1999. The decrease in the ITCS revenue was partially due to the sale of JDA on March 31, 2000 and the continued slow-down of business in the post Year 2000. The GovConnect Group's revenue decreased due to the completion of several large projects.

     Gross Profit. Gross profit decreased 29.1% to $27.8 million for the third quarter of 2000 from $39.2 million for the comparable prior period. As a percentage of revenue, gross profit decreased to 24.8% for the period compared to 27.9% for the comparable prior period. This decrease in gross profit percentage was attributable to a reduction in the ITCS and GovConnect Groups' margins as both experienced a fall-off in their respective utilization rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 14.9% to $34.0 million for the third quarter of 2000 from $40.0 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 30.4% from 28.4% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above. These reductions were offset by an increase in GovConnect selling, general and administrative expense as the group invests in its sales and marketing groups to support its expected revenue growth.

     Interest and Other Expense, Net. Interest and other expense, net, increased to $3.1 million for the third quarter of 2000 from $2.9 million for the comparable prior period. Interest expense decreased due to lower borrowings in 2000, and the repayment on March 14, 2000 of the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility from the proceeds of the sale of the Business Strategy Group. This decrease was offset by the write-off of deferred financing fees of $1.8 million during the third quarter of 2000 as the Credit Facility was fully repaid with the proceeds from the sale of the Enterprise Solutions Group and the facility was terminated on October 20, 2000.

     Discontinued Operations. In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company of $12.4 million, net of taxes of approximately $10.0 million. In the third quarter of 2000, the Company decided to sell the Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, in an initiative to further support the Company's new strategic direction. The Company received net proceeds of approximately $75 million. This transaction closed on October 20, 2000 and will result in a net gain for the Company of approximately $25 million. Accordingly, the Company has reported the results of operations of the Business Strategy and Enterprise Solutions Groups as discontinued operations in the accompanying financial statements and related notes for all periods shown (see Note 4).

Nine months ended September 25, 1999 and September 30, 2000

     Revenue. Total revenue decreased 22.3% to $343.3 million for the first nine months of 2000 from $441.7 million in the first nine months of 1999. This revenue decrease was attributable to a 24.4% decrease in the ITCS Group's revenue which declined to $313.6 million in 2000 from $414.8 million in 1999. This decrease was partially offset by a 10.6% increase in GovConnect revenue which increased to $29.7 million in 2000 from $26.8 million in 1999. The decrease in the ITCS revenue was partially due to the sale of JDA on March 31, 2000. The Company believes that the remaining decrease in the ITCS Group's revenue continues to be attributable to the continued slow-down of business in the post Year 2000 environment, resulting in delayed starts of new projects.

     Gross Profit. Gross profit decreased 31.9% to $85.1 million for the first nine months of 2000 from $125.0 million for the comparable prior period. As a percentage of revenue, gross profit decreased to 24.8% for the period compared to 28.3% for the comparable prior period. This decrease in gross profit percentage was attributable to a reduction in the ITCS and GovConnect Groups' margins as both experienced a fall-off in their respective utilization rates.

                          RENAISSANCE WORLDWIDE, INC.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 11.0% to $103.6 million for the first nine months of 2000 from $116.4 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses increased to 30.2% from 26.3% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above. This reductions were offset by an increase in GovConnect selling, general and administrative expense as the group invests in its sales and marketing groups to support its expected revenue growth.

     Restructuring Charges and Other Asset Writedowns. In the second quarter of 2000, the Company recorded a non-recurring charge which includes costs associated with severance ($4.0 million, of which $1.2 million pertained to the Enterprise Solution Group) for approximately 130 employees and facility closings ($3.0 million, of which $0.4 million pertained to the Enterprise Solution Group) incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of "JDA" ($0.2 million). As of September 30, 2000, the Company has approximately $1.2 million accrued for remaining costs in connection with these severance ($0.2 million) and facility closings ($1.0 million).

     Interest and Other Expense, Net. Interest and other expense, net, decreased to $5.4 million for the first nine months of 2000 from $7.0 million for the comparable prior period. This decrease was due to lower borrowings in 2000, and the repayment on March 14, 2000 of the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility from the proceeds of the sale of the Business Strategy Group. This decrease was partially offset by the write-off of deferred financing fees of $1.8 million during the third quarter of 2000 as the Credit Facility was fully repaid with the proceeds from the sale of the Enterprise Solutions Group and the facility was terminated on October 20, 2000.

     Discontinued Operations. In the fourth quarter of 1999, the Company decided to sell its management consulting practice, the Business Strategy Group in an initiative to support the Company's new strategic direction. The cash transaction of $67.7 million closed on March 10, 2000 and resulted in a gain for the Company of $12.4 million, net of taxes of approximately $10.0 million. In the third quarter of 2000, the Company decided to sell its IT solutions design and implementation practice, the Enterprise Solutions Group in an initiative to further support the Company's new strategic direction. The Company received net proceeds of approximately $75 million. This transaction closed on October 20, 2000 and will result in a net gain for the Company of approximately $25 million. Accordingly, the Company has reported the results of operations of the Business Strategy and Enterprise Solutions Groups as discontinued operations in the accompanying financial statements and related notes for all periods shown (see
Note 4).

     Extraordinary Gain. In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The note is convertible into common stock at the time of a qualifying initial public offering by the purchaser at a 20% discount from the offering price. In connection with this sale, the Company recognized an gain of $.8 million, net of taxes of $0.6 million. The gain on the sale was classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

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

                          RENAISSANCE WORLDWIDE, INC.

     On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its core businesses - the Enterprise Solutions and ITCS Groups. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.5 million which were recorded in the third quarter of 1999 as interest and other expense, net.

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

     Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the first quarter of 2000 until July 31, 2000. On July 31, 2000, the Company and the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million and revised the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as defined in the amended Credit Facility. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $0.2 million.

     In connection with the sale of the Enterprise Solutions Group, the Company used approximately $33.8 million of its proceeds to repay all outstanding obligations under the Credit Facility on October 20, 2000 and the Credit Facility was terminated in its entirety. The Company has begun discussions with other lenders as well as with certain lenders of the current group with regards to establishing a new credit facility. While the Company believes that it will be able to establish a new credit facility on terms not materially different from the existing Credit Facility, no assurance can be given that the Company will be able to do so.

     The Company had negative cash flows from operations of $27.4 million for the nine months ended September 30, 2000. The negative operating cash flows were due primarily to a decrease of $25.6 million in accounts payable, accrued expenses and other liabilities due primarily to payments of year end obligations and certain contingent earnouts. This decrease was partially offset by approximately $1.2 million ($0.2 million for severance and $1.0 million for excess facilities) in remaining obligations associated with the non-recurring charge recorded in the second quarter of 2000. The Company did experience positive cash flows form operations in excess of $3.0 million for the three months ended September 30, 2000.

     The Company had cash flows of $60.7 million from investing activities for the nine months ended September 30, 2000 due primarily to the sale of the Business Strategy Group and JDA for $68.8 million, offset by purchases of fixed assets of $7.4 million.

     The Company used cash flows of $40.5 million from financing activities for the nine months ended September 30, 2000 due primarily to the repayment of the $50 million Term Loan from proceeds from the sale of the Business Strategy Group and the purchase of 952,500 shares of common stock for $3.1 million, offset by increased Revolving Credit Facility borrowings of $12.1 million.

                          RENAISSANCE WORLDWIDE, INC.


     The Company anticipates that its primary uses of working capital in future periods will be for funding growth, either through acquisitions, the internal development of existing branch offices or the development of new branch offices and new service offerings. The Company also anticipates making approximately $8 to $12 million in capital expenditures over the next twelve months, primarily related to information systems. In connection with certain of its past acquisitions, the Company may be obligated to make certain contingent payments during the next several years, including approximately $6 million which the Company is currently required to pay over the next 12 months. The Company's principal capital requirement is working capital to support the accounts receivable associated with its expected revenue growth. The Company believes that the net proceeds of approximately $75 million from the sale of the Enterprise Solutions Group, together with cash flows from operations, will allow the Company to adequately meet its presently anticipated working capital and liquidity needs for the next 15 months. The Company will, however, actively pursue to secure a new revolving credit facility to replace the Credit Facility which was terminated on October 20, 2000 in connection with the sale of the Enterprise Solutions Group. While the Company believes that it will be able to secure a new revolving credit facility on terms not materially different from the existing Credit Facility, no assurance can be given that the Company will be able to do so.

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

Item 3--Defaults Upon Senior Securities
        Not applicable

Item 4--Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5--Other Information
        Not applicable

Item 6--Exhibits and Reports on Form 8-K
        a. Exhibits

        10.1 Fifth Amendment to the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC, and lenders named within, dated October 12, 2000.

        10.2 Termination of Commitments Under Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC, and lenders named within, dated October 20, 2000.

        27.1  Financial Data Schedule

        b. Reports on Form 8-K
           Not applicable

     RENAISSANCE WORLDWIDE, INC.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Renaissance Worldwide, Inc.
                                  (Registrant)



Date: October 31, 2000            By:         /s/ G. Drew Conway
                                     --------------------------------------
                                              G. Drew Conway,
                                      Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

Date: October 31, 2000            By:         /s/ Joseph  F. Pesce
                                     --------------------------------------
                                              Joseph F. Pesce,
                                     Executive Vice President of Finance,
                                       Chief Financial Officer and Treasurer