Form 10-K405
period 2000-12-30
RENAISSANCE WORLDWIDE INC
filed 2001-03-16
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 30, 2000

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

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                   Series A Preferred Stock Purchase Rights
                             (Title of each class)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

  Based on the closing sales price of the registrant's Common Stock on the Nasdaq on March 7, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately
$44,974,000.

  The number of shares of the registrant's Common Stock outstanding on March 7, 2001 was 53,528,527.

                      DOCUMENTS INCORPORATED BY REFERENCE

 PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR USE IN CONNECTION
     WITH ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 3, 2001 ARE
                    INCORPORATED BY REFERENCE INTO PART III.

                                     PART I

ITEM 1: BUSINESS

Forward-Looking Statements

  This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Factors That May Affect Future Results" among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein or elsewhere from time to time.


Overview

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a provider of business and information technology ("IT") consulting services. Entering 2000, the Company had four primary business units; (1) Information Technology Consulting Services Group, (2) the Government Solutions Group, (3) the Enterprise Solutions Group, and (4) the Business Strategy Group. The Company sold the Business Strategy Group on March 10, 2000 for $67.9 million and the Enterprise Solutions Group on October 20, 2000 for $78.4 million. As such, the results of operations for both of these groups have been reported as discontinued operations for all periods presented. A portion of the proceeds from these sales was used to eliminate the Company's debt under its revolving credit facility. Today, Renaissance has two stand alone operating companies:
Renaissance Worldwide IT Consulting Services, Inc. ("ITCS") and GovConnect, Inc. ("GovConnect"), formerly known as the Government Solutions Group (See Note 12 of Notes to Consolidated Financial Statements).


Business Overview

  Renaissance's two operating companies provide business and technology consulting services primarily to Fortune 1000 companies and government agencies. The operating companies maintain 37 offices, located in certain major cities throughout the United States.

  The Company's two operating companies are:

 ITCS

  ITCS was created out of the Company's traditional IT staff augmentation business, which was originally known as The Registry, Inc. ITCS provides services designed to assist clients in design, implementation and/or support of IT applications. ITCS focuses principally on 4 service areas: IT Strategy and eBalanced Scorecard; eTransformation; Custom Application Development including project management; and IT Staffing services built around five technology sectors: workgroup/desktop; legacy systems; network and communications; database design and development; and Internet/www.

 GovConnect

  GovConnect is a result of the transformation in 2000 of Renaissance's Government Solutions Group into a new operating company. GovConnect provides solutions to the public sector, primarily in the areas of strategy, systems integration and electronic solutions. Technology solution competencies are focused around Child Support Enforcement, Health and Human Services, Employment Services, Administration, Tax and Revenue and Courts and Criminal Justice Systems.


Recent Dispositions

  The two primary business units which were sold during 2000 are:

 Business Strategy Group

  The Business Strategy Group provided strategy development and implementation consulting services to large organizations primarily in the global telecommunications, computing, and energy industries. The group offered services in three principal categories: strategic destination, strategic navigation and strategic mobilization consulting. This group was sold for $67.9 million in cash on March 10, 2000. For the period December 26, 1999 to March 10, 2000, the Business Strategy Group accounted for approximately $10.0 million in revenue (see Note 17 of Notes to Consolidated Financial Statements).

 Enterprise Solutions Group

  The Enterprise Solutions Group provided business and technology solutions designed to integrate leading edge processes and technologies. The group offered services in three principal categories: enterprise applications; eWorkplace(TM); and eValueChain(TM). This group was sold for $78.4 million in cash on October 20, 2000. For the period December 26, 1999 to October 20, 2000, the Enterprise Solutions Group accounted for approximately $88.2 million in revenue (see Note 17 of Notes to Consolidated Financial Statements).

ITCS

  ITCS provides consulting services to assist clients in the design, implementation, and support of information technology applications. During the fiscal year ended December 30, 2000, ITCS accounted for approximately 91% of the Company's total revenue.

  On February 23, 2001, the Company sold the majority of a small business unit, known as Align360, which has historically been reported as part of ITCS. Proceeds from the transaction are approximately $5.0 million and the Company will retain a 25% equity interest in the existing business, valued at $2.0 million. For the year ended December 30, 2000, this portion of the business accounted for approximately $10.5 million in revenue.

 Service Offerings

 . IT Strategy and eBalanced Scorecards. ITCS provides business management consulting on both an hourly and project basis for organizations which need to develop a competitive business roadmap in the emerging Internet economy. ITCS uses a variety of business management consulting methodologies to focus, shape, map and transform the organization. The goal is to develop and validate an eStrategy, which supports both business and IT initiatives to create profitable and competitive Internet-based products, services and relationships.

 . eTransformation. ITCS provides life-cycle transformation of legacy platforms, systems integration, and application development services on both an hourly and project basis. These engagements typically require redevelopment of the (front-end) user interface, adding new middleware, and usually retaining the existing (back-end) data interface for transaction processing needs, data warehousing repositories, data mining processes, etc. These services allow clients to integrate existing business functions and processes across disparate systems, applications and platforms. This integration is designed to allow clients enterprise-wide collaboration with customers, suppliers and service providers, particularly where Internet, intranet and extranet now provide database transactions, interactive collaboration, and transactional interfaces to end users. These advanced applications require expertise in database management systems, client/server architectures, object-oriented programming languages and custom software development.

 . Custom Application Development. ITCS provides full life-cycle (Concept-to-Completion(R)) application development services, including project management to clients in need of custom applications on both an hourly and project basis. These engagements consist of requirements definition, analysis, applications and systems architecture, design, prototyping and programming, implementation and project management of web-based and client-server application software.

 . IT Staffing and Project Management. ITCS provides IT supplemental staffing and project management services on a contract basis for application development and software engineering. ITCS's technology professionals are billed primarily on an hourly basis and typically work on implementation, integration and development engagements lasting from six to twelve months under the direction of the client.

GovConnect

  GovConnect provides specialized management and IT consulting services and transactional eServices to federal, state and municipal government clients. For the year ended December 30, 2000, GovConnect accounted for approximately 9% of the Company's total revenue.

 Service Offerings

  GovConnect's professionals address the requirements particular to the public sector with management and technology consulting and systems integration and electronic solutions in the following areas:

  . Public Assistance (TANF, Welfare Reform, Medicaid, Child Care, Child
    Welfare)

  . Child Support Enforcement

  . Managed Care (Health Care)

  . Employment and Services  (Labor)

  . Administration (Payroll, Human Resources, Retirement)

  . Tax and Revenue

  . Courts and Criminal Justice Systems

  . Electronic Benefit Systems (EBT)

  See Note 12 of Notes to Consolidated Financial Statements for additional financial information about these business units.

Competition

  The market for the Company's consulting services is intensely competitive on the local and national levels. The market is fragmented and subject to rapid change. The market is served by numerous management consulting companies, technology consultants, temporary personnel agencies and outsourcing companies, solutions providers, implementers, systems integrators, diversified technology companies (including hardware and software companies), government contractors and other service companies, some of which have greater financial, technical, marketing, and other resources and have greater name recognition than the Company or its operating companies. Some of these competitors have a nationwide and/or worldwide presence equivalent to, or greater than, that of the Company or its operating companies. Within any given market, the two operating companies and their competitors frequently compete for the same highly skilled consultants.

  The two operating companies compete with many other companies for IT professionals. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; consistent flow of high quality, varied assignments; schedule flexibility; and an understanding of consultant skills and work preferences. These operating companies also compete for management consultants. Management consultants often hold advanced degrees and are in high demand across many business sectors. Primary competitive factors for recruiting and retaining such professionals include: compensation; quality of benefits; quality, variety and complexity of assignments; opportunity for advancement; and opportunity for professional development.

  The two operating companies compete for clients with a wide array of service providers. ITCS considers large organizations with complex business and technology needs to be among their prime clients. GovConnect considers state and local government agencies with significant technology needs to be among its prime clients. Within any given market, there are a limited number of such potential clients, some of which have designated only certain companies as approved providers of the type of services provided by the operating companies. Primary competitive factors for obtaining and retaining clients include: comprehensive service offerings; careful matching of consultant skills with the client's requirements; nationwide presence; organizational expertise and expertise of individual consultants; price of services; monitoring of client satisfaction during and after an engagement; and general responsiveness to client needs.

  Although the Company believes that each of the operating companies competes favorably in recruiting IT professionals and management consultants as well as in obtaining clients, there is no assurance that it will continue to be successful in doing so.

Growth Strategy

   During the past 18 months, the Company has divested itself of non-core businesses. These divestitures allow the Company to focus its resources on growing its two core businesses: ITCS and GovConnect. The Company's growth strategy consists of the following primary components:

  . Focus on Selected Service Offerings.   In 2001, the Company will provide IT
    staffing and project work (ITCS) and solutions to the public sector (GovConnect).

  . Sales and Management Training.   Management believes that it must invest in
    its professional staff.   Ongoing training offers a means of sharing
    knowledge, fostering Company culture, participating in best practices, and enhancing critical job skills. Management believes that the continuing development of the professional staff is central to the Company's successful growth and expansion.

  . Leverage Opportunities of a Technology-based World. Management believes that the Company is well positioned to benefit from the continued growth in the use of technology both in the private sector and in government agencies. ITCS assists businesses in developing their technology infrastructure and maximizing its efficiency. GovConnect assists government agencies in developing and operating their technological infrastructure.

  . Large Account Penetration. The Company seeks to develop long-term strategic partnerships with industry leading Fortune 1000 and large government clients. The Company believes that developing significant, long-lasting relationships with its top 100 clients as well as ongoing client satisfaction will result in a strong recurring revenue base.

  . Focus on Accountability. Management understands that growth is not enough to enhance shareholder value. To increase shareholder value, growth must be managed and controlled to ensure that the growth is responsible and profitable. The Company made significant investments in the second half of 1999 and 2000 to create the systems and metrics to measure revenue growth and profitability and to monitor spending. The Company's managers, at all levels, are incented to focus on profitable growth and are held accountable for their operating results.


Client Base

  Renaissance's two operating companies focus their sales efforts primarily on large organizations and government agencies with complex business and technology needs. For the year ended December 30, 2000, approximately 24% of the Company's revenue was derived from its top 10 customers, none of which accounted for more than 5% of revenue. The primary industries served by the Company are communications and computing, financial services, manufacturing and the public sector.


Employees

  As of December 30, 2000, the Company had approximately 3,000 employees, consisting of 1,200 salaried consultants, 1,200 hourly consultants and 600 branch, corporate and administrative staff. In addition, the Company had approximately 500 consultants working on an independent contractor basis as of that date. The Company is not a party to any collective bargaining agreements and considers its relationships with its employees to be satisfactory.

Executive Officers of the Registrant

  The executive officers of the Company are as follows:

Name                            Age                               Position
-----------------------------  -----  --------------------------------------------------------------

G. Drew Conway ..............   43    Chairman of the Board and Chief Executive Officer

Joseph F. Pesce..............   52    Executive Vice President, Chief Financial Officer and Treasurer

Christopher D. T. Guiffre....   32    Vice President, General Counsel and Clerk

  Mr. Conway founded the Company (formerly known as The Registry, Inc.) in 1986, and has served as its Chairman and Chief Executive Officer since that time.

  Mr. Pesce has served as Executive Vice President, Chief Financial Officer and Treasurer since July, 1999. From 1994 until 1999, Mr. Pesce was Executive Vice President, Chief Financial Officer and Treasurer of Concentra Managed Care Inc. and its predecessor, CRA Managed Care, Inc., a provider of field care management and specialized cost containment services. From 1981 until 1994, he held various financial positions of increasing responsibility with Computervision Corporation and its predecessor, Prime Computer, Inc., including Controller, Vice President of Finance, Treasurer and Chief Financial Officer. Mr. Pesce is a certified public accountant.

  Mr. Guiffre has served as Vice President, General Counsel and Clerk since March, 2000. From 1998 to 2000, Mr. Guiffre served as Corporate Counsel and Director of Legal Affairs, and from 1997 to 1998, he served as Counsel to the Company. Prior to joining Renaissance, he was an Associate at Bingham Dana LLP, a major Boston law firm. Mr. Guiffre is a member of the Massachusetts Bar.

  Each executive officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.


ITEM 2.   PROPERTIES

  The Company's principal executive offices are located in Waltham, Massachusetts, in approximately 100,000 square feet. The Company occupies the space under a ten-year lease for 200,000 square feet of space which will expire in January 2010, unless renewed for one five-year term. The remainder of the space is subleased to three tenants on short-term leases, one lease expiring in June 2002 (with an early termination option) and two leases expiring in March 2003. Each subtenant has the right to extend the lease period for two years.

  The Company also leases office space in the various locations throughout the U.S. in which it maintains branch offices. The Company believes that its facilities are adequate for its current operations, but there can be no assurance that the Company will be able to lease space on acceptable terms in the future.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "REGI". The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated:

          Quarter              High        Low
---------------------------    ----       -----

Fiscal 2000
  First Quarter............    $9.75      $4.50
  Second Quarter...........     6.13       1.63
  Third Quarter............     2.31       1.28
  Fourth Quarter...........     1.63       0.63

Fiscal 1999
  First Quarter............    $8.38      $4.00
  Second Quarter...........     8.19       4.75
  Third Quarter............     8.06       3.69
  Fourth Quarter...........     7.75       2.69


  The Company received a letter dated January 2, 2001 from Nasdaq notifying the Company of its non-compliance with listing requirements due to the Company's common stock failing to maintain a minimum bid price of $1.00 during the last 30 consecutive trading days. On January 31, 2001 the Company received a letter from Nasdaq notifying the Company that it has successfully regained compliance for continued listing of its common stock on the Nasdaq. While the Company was able to regain compliance, there can be no assurance that it will be able to continue to do so.

Holders of Record

  On March 7, 2001, there were approximately 157 holders of record of the Company's common stock.


Dividends

  The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."


Common Stock Buy Back

  During 2000 and early 2001, the Company's Board of Directors authorized the Company to repurchase up to eight million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. As of March 7, 2001, the Company has repurchased 4,031,312 shares under this program, 1,843,200 of which were
purchased in the fiscal year ended December 30, 2000.   The Company has
2,043,200 shares of treasury stock at December 30, 2000.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

  During the Company's fiscal year ended June 28, 1997 and the six-month transition period (which resulted from a change to the Company's year-end) ended December 27, 1997, the Company acquired Application Resources, Inc. ("ARI"), Shamrock Computer Resources, Ltd. ("SCR"), Renaissance Solutions, Inc. ("RSI") and The Hunter Group, Inc. ("The Hunter Group") in transactions accounted for as pooling of interests. In the second quarter of fiscal 1998, the Company acquired Triad Data, Inc. ("Triad") and Neoglyphics Media Corporation ("Neoglyphics") in transactions also accounted for as pooling of interests. Each of the acquired companies had a fiscal year that ended in December. The Statement of Operations Data and Balance Sheet Data for the Company's fiscal years presented below give effect to these acquisitions by combining their financial position as of the date shown and their results of operations for the twelve months ended on that date with those of the Company, as shown in the following table. The results of operations for RSI, The Hunter Group and Neoglyphics have been reported as discontinued operations for all periods presented. For the transition period, the Statement of Operations Data and Balance Sheet Data reflect the results of operations for the six months ended December 27, 1997 and the financial position on that date for all the companies.

  The following table sets forth, on the basis described above, certain selected consolidated financial data of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.



                                               Year Ended          Transition                     Year Ended
                                            --------------------  Period Ended      ------------------------------------------
                                            June 29,     June 28,    December 27,   December 26,   December 25,   December 30,
                                            1996 (4)     1997 (3)       1997           1998           1999           2000
                                            --------     --------   -------------   ------------   ------------   ------------
Statement of Operations Data (1):                                 (In thousands except per share data)
Revenue ..................................  $253,899     $361,417      $231,206       $547,434       $571,531       $437,238
Cost of revenue...........................   182,901      266,042       165,205        386,290        412,551        331,751
                                            --------     --------      --------       --------       --------       --------
Gross profit..............................    70,998       95,375        66,001        161,144        158,980        105,487
Selling, general and
    administrative expenses ..............    55,423       71,620        49,598        136,707        156,065        135,806
Acquisition-related expenses (2)..........     3,524        4,744             -          4,716              -              -
Restructuring charges and
    asset writedowns (5)..................         -            -             -          5,051          6,910         18,035
                                            --------     --------      --------       --------       --------       --------
Income (loss) from operations ............    12,051       19,011        16,403         14,670         (3,995)       (48,354)
Interest and other (income)
    expense, net..........................       773       (3,453)          687          5,587          9,161          4,853
                                            --------     --------      --------       --------       --------       --------
Income (loss) from continuing
    operations before taxes ..............    11,278       22,464        15,716          9,083        (13,156)       (53,207)
Income tax provision (benefit) ...........     3,597       10,223         5,448          9,576         (3,290)       (19,214)
                                            --------     --------      --------       --------       --------       --------
Income (loss) from continuing
   operations.............................     7,681       12,241        10,268           (493)        (9,866)       (33,993)
Income (loss) from discontinued
   operations, net of tax (6).............     4,339        4,933       (14,499)       (30,853)         7,943         (2,799)
Gain on disposal of discontinued
   operations, net of tax.................                      -             -              -              -         35,465
                                            --------     --------      --------       --------       --------       --------
Income (loss) before extraordinary
   items..................................    12,020       17,174        (4,231)       (31,346)        (1,923)        (1,327)
Extraordinary gain, net of taxes .........                      -             -              -            833              -
                                            --------     --------      --------       --------       --------       --------
Net income (loss) ........................  $ 12,020     $ 17,174      $ (4,231)      $(31,346)      $ (1,090)      $ (1,327)
                                            ========     ========      ========       ========       ========       ========
Basic earnings per share:
Income (loss) from continuing
   operations.............................  $   0.18     $   0.24      $   0.19       $  (0.01)      $  (0.18)      $  (0.60)
Discontinued operations:
    Income (loss) from discontinued
      operations..........................      0.10         0.10         (0.27)         (0.56)          0.14          (0.05)
    Gain on disposal of discontinued
      operations..........................         -            -             -              -              -           0.63
Extraordinary gain........................         -            -             -              -           0.01              -
                                            --------     --------      --------       --------       --------       --------
Net income (loss) ........................  $   0.28     $   0.34      $  (0.08)      $  (0.57)      $  (0.02)      $  (0.02)
                                            ========     ========      ========       ========       ========       ========

Diluted earnings per share:
  Income (loss) from continuing
    operations............................  $   0.16     $   0.22      $   0.18       $  (0.01)      $  (0.18)      $  (0.60)
  Discontinued operations:
    Income (loss) from discontinued
      operations..........................      0.09         0.09         (0.25)         (0.56)          0.14          (0.05)
    Gain on disposal of discontinued
      operations..........................         -            -             -              -              -           0.63
  Extraordinary gain......................         -            -             -              -           0.01              -
                                            --------     --------      --------       --------       --------       --------
  Net income (loss) ......................  $   0.26     $   0.31      $  (0.07)      $  (0.57)      $  (0.02)      $  (0.02)
                                            ========     ========      ========       ========       ========       ========
Weighted average common shares:
    Basic ................................    42,885       50,495        54,537         55,418         56,338         56,216
    Diluted ..............................    46,862       54,607        58,159         55,418         56,338         56,216
Distributions.............................  $  2,958     $  3,465      $    925       $      -       $      -       $      -

Balance Sheet Data:
Cash and cash equivalents ................  $ 64,507     $ 30,013      $ 19,956       $ 10,957       $ 10,605       $ 54,451
Working capital...........................   113,147      134,023        75,411         58,530         95,919        113,676
Total assets..............................   168,024      256,921       316,177        372,065        338,644        223,143
Total debt, including current
    portion...............................    11,198       12,021        49,928         96,899         73,509            168
Stockholders' equity .....................   123,743      197,092       193,895        179,785        181,357        179,791

(1) Statement of Operations Data for the years ended June 29, 1996, June 28, 1997, December 26, 1998, December 25, 1999 and December 30, 2000 are for 53, 52, 52, 52, and 53 weeks, respectively.
(2) Represents transaction and other related costs associated with acquisitions accounted for as pooling of interests.
(3) In August 1996, ARI received a settlement of $1.6 million from its insurance company for payment of defense costs and related expenses associated with certain litigation. This amount, less related expenses, has been included in interest and other income (expense), net, in the Statement of Operations Data above.
(4) In conjunction with the renegotiation of the Company's lease with a real estate trust of which Mr. Conway is the sole beneficiary, the accounts of the Trust have been consolidated with those of the Company, commencing September 19, 1995. This office building was sold in March, 2000 and the Company ceased to consolidate the accounts of the Trust effective with the date of sale (see Notes 2 and 14 of Notes to Consolidated Financial Statements).
(5) The charge of $5.1 million in 1998 consists primarily of reserves for redundant facilities and personnel pursuant to a restructuring plan, which the company adopted in the third quarter. The asset writedowns of $6.9 million in 1999 consist of $2.9 million related to the sale of Neoglyphics and CMS in the second quarter and a $4.0 million goodwill writedown in the fourth quarter related to the proposed disposition of Renaissance Worldwide Professionals, Ltd. (formerly known as James Duncan Associates, Ltd.) which was sold on March 31, 2000. In the second quarter of 2000, the Company recorded a restructuring charge of $6.8 million, consisting primarily of reserves for redundant facilities and personnel as the Company continues to re-size its businesses based upon its extended outlook. In the fourth quarter of fiscal 2000, the Company recorded asset writedowns of $11.2 million, $8.2 million consisting of a writedown of assets to fair market value in connection with the disposition of the majority of an ITCS solutions group known as Align360 which closed on February 23, 2001, and $3.0 million of goodwill related to the Cambridge Software Group in connection with the permanent impairment of this asset (see Note 6 of Notes to Consolidated Financial Statements).
(6) The Company sold the Business Strategy Group, a management consulting practice, for $67.9 million in cash on March 10, 2000 which resulted in a gain for the Company of $12.4 million, net of $10.0 million of taxes. The Company also sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million in cash on October 20, 2000 which resulted in a gain of $23.0 million, net of $12.7 million of taxes. Accordingly, the Company reported the results of the Business Strategy Group and the Enterprise Solutions Group as discontinued operations in the accompanying financial statements and related notes for all periods shown. Income (loss) from discontinued operations for the Business Strategy Group for the six months ended December 27, 1997 include acquisition-related expenses of $11.2 million associated with the acquisition of RSI, which was accounted for as a pooling of interests and includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.3 million for the year ended December 26, 1998. Income (loss) from discontinued operations for the Enterprise Solutions Group include $3.5 million associated with the acquisition of ISS for the year ended June 28, 1997, $6.8 million associated with the acquisition of Hunter for the six months ended December 27, 1997, $2.2 million associated with the acquisition of Neoglyphics and $640,000 of restructuring costs for the year ended December 26, 1998, and $1.6 million of restructuring costs for the year ended December 30, 2000 (see Note 17 of Notes to Consolidated Financial Statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Since its initial public offering in June 1996 and through the end of 1998, the Company executed an aggressive acquisition strategy acquiring twenty-three companies, significantly expanding the Company's national and international presence and increasing the number of management consulting and IT service offerings provided by the Company. With the growth came a reorganization of the Company's structure into four business segments: ITCS Group, Government Solutions Group (now known as GovConnect), Enterprise Solutions Group and Business Strategy Group. The Business Strategy Group was sold on March 10, 2000 for $67.9 million and the Enterprise Solutions Group was sold on October 20, 2000 for $78.4 million. As such, the results of operations for both of these business groups are reported as discontinued operations on the Company's Statement of Operations for all periods presented (see Note 17 of Notes to Consolidated Financial Statements). Today, the Company has two business segments: ITCS and GovConnect.

  The majority of the Company's consulting services performed are billed either on a time and materials basis, as is the case with the majority of ITCS and certain contracts of GovConnect, or on a fixed price basis as is the case for a portion of ITCS and much of GovConnect. Revenue for fixed price contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated labor hours. Under the percentage of completion method, the Company must estimate the percentage of completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. The cumulative effect of any revision in estimates of the percentage of completion, or the effect of identifiable losses on cost over-runs, is reflected in the financial reporting period in which the change in the estimate or the loss becomes known. Where possible, the Company mitigates the risk of losses for cost over-runs by subdividing its projects into smaller phases. In these cases, the Company and its clients agree on a fixed price and fixed time frame before beginning each phase of the project. Because the Company bears the risk of cost over-runs and inflation associated with fixed-price, fixed-time frame projects, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates.

  The Company experiences certain fluctuations in its revenues and operating results because revenue is recognized only when consultants are working. As such, quarterly results are adversely affected when client facilities are closed due to holidays or inclement weather, when there are a number of Company scheduled holidays falling within the quarter, or when consultants are on vacation during certain peak vacation periods.

  Revenue growth is achieved by increasing the number of projects or consultants on engagements and, to a lesser extent, by increasing average bill rates. Gross margin increases are achieved primarily by increasing the utilization of the salaried consultants, and to a lesser extent, by increasing the bill rates of hourly consultants. GovConnect has historically obtained higher gross margin percentages than ITCS.

  As a result of the number of acquisitions and expansion since June 1996, the Company had increased its IT, human resources, legal, marketing, finance and accounting infrastructure and expanded the number and size of branch facilities to accommodate this acquired growth. These measures have resulted in increased selling, general and administrative expenses. Delays in integrating the back office operations of certain acquisitions have historically resulted in some redundant expenditures, increasing selling, general and administrative expenses. As revenue deteriorated in the second half of fiscal 1999 and during fiscal year 2000, the Company has reduced its selling, general and administrative spending by closing less profitable ITCS branches and reducing staffing in various administrative functions (see Note 6 of Notes to Consolidated Financial Statements).

  During fiscal year 2000, the Company completed its conversion of its enterprise-wide financial and human resource systems to a PeopleSoft system. If the Company returns to a growth mode, it expects a significant benefit by conforming all accounting and human resource systems for ITCS to PeopleSoft, allowing for additional capacity without additional headcount, a reduction of manual input, as well as expanded reporting of financial information.

Acquisitions and Dispositions

  Acquisitions

  In January 1999, the Company acquired substantially all of the assets of InfoSolutions.edu, L.L.C. ("InfoSolutions") for approximately $5.2 million including a $2.5 million note payable. In fiscal 1998, the Company acquired three companies, Exad Galons, Hackenberg and Partners (Hackenberg) and International Public Access Technologies ("IPAT") for an aggregate of $12.5 million in cash. InfoSolutions, Exad Galons, Hackenberg and IPAT were accounted for as purchases. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill. The results of operations for these acquisitions have been included in the Company's results of operations from the respective dates of acquisition. InfoSolutions, Exad Galons and Hackenberg were part of the Enterprise Solutions Group and their results of operation have been reported as discontinued operations for all periods presented. IPAT was part of GovConnect and is included in continuing operations.

  In fiscal 1998, the Company also acquired Neoglyphics and Triad for a total of 4,554,760 shares of the Company's common stock. These transactions have been accounted for as pooling of interests and, therefore, the financial statements of the Company have been restated to include the financial condition, results of operations and cash flows of these two companies for all periods presented. Neoglyphics was part of the Company's Enterprise

Solutions Group, and as such, its results of operation have been reported as discontinued operations for all periods presented. Triad was part of ITCS and its results of operation have been reported in continuing operations. The Company incurred $4.7 million in acquisition-related expenses in the second quarter of 1998 related to the Triad transaction.

  Dispositions

  On March 10, 2000, the Company sold its Business Strategy Group, a management consulting practice, for $67.9 million in cash, which resulted in a gain for the Company of $12.4 million, net of $10.0 of taxes. Accordingly, the results of operations of the Business Strategy Group have been classified as discontinued operations in the accompanying financial statements (see Note 17 of Notes to Consolidated Financial Statements).

  On March 30, 2000, the Company sold Renaissance Worldwide Professionals Ltd., formerly known as James Duncan Associates ("JDA) for approximately $1.2 million. The Company recorded a goodwill writedown of $4.0 million in connection with this business in the fourth quarter of 1999 (see Note 6 of Notes to Consolidated Financial Statements).

  On October 20, 2000, the Company sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million in cash. This transaction resulted in a gain of $23.0 million, net of $12.7 million of taxes. Accordingly, the results of operations of the Enterprise Solutions Group have been classified as discontinued operations in the accompanying financial statements (see Note 17 of Notes to Consolidated Financial Statements).

   On February 23, 2001, the Company sold the majority of an ITCS solutions group, known as Align360. Proceeds from the transaction are approximately $5.0 million and the Company will retain a 25% equity interest in the existing business, valued at $2.0 million. For the year ended December 30, 2000, this portion of the business accounted for approximately $10.5 million in revenue.

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


Twelve months ended December 30, 2000 and December 25, 1999

  Revenue:   Total revenue decreased by $134.3 million or 23.5% to $437.2 million in 2000 from $571.5 million in 1999. This revenue decrease was attributable to ITCS's revenue which decreased 25.6% to $398.0 million in 2000 from $535.2 million in 1999. This decrease was partially offset by a 7.8% increase in GovConnect's revenue which increased to $39.2 million in 2000 from $36.4 million in 1999. The decrease in the ITCS's revenue was due to the continued slow-down of business in the post Year 2000 (Y2K) environment and to a lesser extent, the sale of JDA in March of 2000. The Company believes that the industry suffered from reticence on the part of clients to begin projects and allocate resources to new IT initiatives in the first half of 2000, due to fear of Y2K problems and desire to recover funds exhausted in Y2K remediation projects. The Company believes that the continued slowdown of revenue during the latter part of 2000 was due to the uncertainty in the Internet industry, coupled with the general slowdown in the economy.

  Gross Profit: Total gross profit decreased by $53.5 million or 33.6% to $105.5
million in 2000 from $159.0 million in 1999.   This decrease in gross profit was
primarily attributable to a reduction in ITCS's gross profit due to the decrease in revenue mentioned above and lower utilization rates which negatively impact gross margin percentages. As a percentage of revenue, gross profit decreased to 24.1% in 2000 from 27.8% in 1999. Both ITCS and GovConnect experienced a deterioration of the overall gross margin as a percentage of revenue due to lower utilization ratios.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $20.3 million or 13% to $135.8 million in 2000 from $156.1 in 1999. As a percentage of revenue, selling, general and administrative expenses increased to 31.1% of revenue for fiscal 2000 from 27.3% for fiscal 1999. The decrease in amounts expended for SG&A was primarily due to the closing of less profitable ITCS branches and lower commissions payments to sales representatives due to lower revenue. Despite the reduction in total amounts expended, selling, general and administrative expenses increased as a percentage of a lower revenue base.

  Restructuring Charges and Asset Writedowns: During the fourth quarter of 2000, the Company decided to sell the majority of an ITCS solutions business known as Align360. The transaction closed on February 23, 2001, resulting in proceeds to the Company of approximately $5.0 million and the Company will retain a 25% equity interest in the existing business, valued at $2.0 million. The fair market value of the assets was less than the Company's historical carrying value and resulted in the Company recording an asset writedown of $8.2 million in the fourth quarter (see Note 2 of Notes to Consolidated Financial Statements). The Company also wrote off goodwill of $3.0 million associated with its Cambridge Software Group in 2000 based upon the long-lived assets of this business being permanently impaired (See Notes 2 and 6 to Notes to Financial Statements). The Company recorded a restructuring charge of $6.8 million in the second quarter of fiscal 2000, in connection with the Company's continued efforts to re-size its businesses based upon its extended outlook. This restructuring charge included costs associated with redundant personnel and facilities. At December 30, 2000, the Company has a remaining accrual of $839,000 relating to excess facility obligations. The Company believes that it fully realized the annual savings that were expected from actions implemented. The Company recorded asset writedowns of $2.9 million in connection with the sale of Neoglyphics and CMS in the second quarter of 1999 and a $4.0 million goodwill writeoff in the fourth quarter of 1999 in connection with the proposed disposition of Renaissance Worldwide Professionals, Ltd. which closed on March 31, 2000.

  Interest and Other Expense: Interest and other expense decreased by $4.3 million to $4.9 million in 2000 from $9.2 million in 1999. This decrease is due to reduced interest expense on borrowings under the Company's line of credit during fiscal 2000 which was paid off in its entirety on October 20, 2000 with proceeds from the sale of the Business Strategy Group and Enterprise Solutions Group.

  Income Tax Provision (Benefit): The Company recorded an income tax benefit of $19.2 million for the year ended December 30, 2000 compared to a benefit of $3.3 million for the year ended December 25, 1999. The effective tax rate for fiscal 2000 was a benefit of 36.1% while the effective tax rate for fiscal 1999 was a benefit of 25%. The effective tax rates for 2000 and 1999 are not considered meaningful due to the impact of non-deductible expenses and, for 2000, also due to a valuation allowance being recorded (see Note 8 of Notes to Consolidated Financial Statements). Current year tax benefits on continuing operations were used to offset the tax provision on the sale of the Business Strategy Group and the Enterprise Solutions Group.

  Income (Loss) from Discontinued Operations: Income (loss) from discontinued operations includes the operating activities of the Business Strategy Group which was sold on March 10, 2000 and the Enterprise Solutions Group which was sold on October 20, 2000. Net loss from discontinued operations was $2.8 million in 2000 compared to net income of $7.9 million in 1999. The net loss from discontinued operations for the year ended December 30, 2000 includes restructuring charges of $1.6 million associated with redundant personnel, facilities and software (see Note 17 of Notes to Consolidated Financial Statements).

  Gain on Disposal of Discontinued Operations: In fiscal 2000, the Company recorded gains of $12.4 million, net of $10.0 million of taxes, and $23.0 million, net of $12.7 million of taxes, from the sale of the Business Strategy Group and the Enterprise Solutions Group respectively.


Twelve months ended December 25, 1999 and December 26, 1998

  Revenue:   Total revenue increased by $24.1 million or 4.4% to $571.5 million in 1999 from $547.4 million in 1998. GovConnect led the Company's revenue growth with an 83% increase to $36.4 million in 1999 from $19.9 million in 1998. ITCS's revenue grew 1.4% to $535.2 million in 1999 from $527.6 million in 1998. The increase in GovConnect revenues is attributable to the full year impact of the IPAT acquisition in July 1998. ITCS revenue increased due to new service offerings by ITCS but was offset as the Company experienced a slowdown in revenue over the last half of the year as demand for IT consulting and staffing services softened significantly. The Company believes that this softening resulted from its customers and potential customers curtailing current projects or deferring new project development and spending until 2000 because of concerns about the impact of the Year 2000 issue. The Company believes that the Y2K issue created a significant slowdown in the industry and a hesitation in the marketplace as clients shifted their staffing and spending priorities away from initiating new IT projects.

  Gross Profit:   Total gross profit decreased by $2.2 million or 1.3% to $159 million in 1999 from $161.1 million in 1998. As a percentage of revenue, gross profit decreased to 27.8% in 1999 from 29.4% in 1998. This decrease in gross profit percentage was attributable to a reduction in ITCS's margins, especially over the last half of the year due to the reduction in revenue mentioned above which resulted in lower utilization ratios. GovConnect also experienced a decrease in its margin percentages as it ramped up its consulting staff to meet its expected project commitments

  Selling, General and administrative Expenses:   Selling, general and
administrative expenses increased by $19.4 million or 14.2% to $156.1 million in 1999 from $136.7 in 1998. As a percentage of revenue, selling, general and administrative expenses increased to 27.3% of revenue for fiscal 1999 from 25% for fiscal 1998. This increase was attributable primarily to investments in the Company's information technology, corporate finance and administrative functions and telecommunications and facilities infrastructure to accommodate the growth of the past year.

  Restructuring Charges and Asset Writedowns:   The Company recorded asset
writedowns of $6.9 million in fiscal 1999. The Company recorded asset writedowns of $2.9 million in connection with the sale of Neoglyphics and CMS in the second quarter of 1999 and a $4.0 million goodwill writeoff in the fourth quarter of 1999 in connection with the proposed disposition of Renaissance Worldwide Professionals, Ltd. which was sold on March 31, 2000. The restructuring and other asset write-downs of $5.1 million in 1998 related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities, equipment, software and personnel recorded in the third quarter of 1998. A balance of $2.9 million accrual remained from this charge at December 26, 1998 and was fully utilized in fiscal 1999. The Company believes that it fully realized the annual savings that were expected from actions implemented.

  Interest and Other Expense:   Interest and other expense increased by $3.6
million to $9.2 million in 1999 from $5.6 million in 1998. This increase is due to increased borrowings under the Company's line of credit during fiscal 1999.

  Income Tax Provision:   The Company recorded an income tax benefit of $3.3
million for the year ended December 25, 1999 compared to a tax provision of $9.6 million in 1998. The resulting effective tax rate for these periods is not meaningful due to the impact of non-deductible expenses for tax purposes in addition to other book and tax differences (see Note 8 of Notes to Consolidated Financial Statements).

  Income (Loss) from Discontinued Operations:   Income (loss) from discontinued
operations includes the operating activities of the Business Strategy Group which was sold on March 10, 2000 and the Enterprise Solutions Group which was sold on October 20, 2000. Net income from discontinued operations was $7.9 million in 1999 compared to a loss of $31.0 million in 1998. Income (loss) from discontinued operations for the year ended December 26, 1998 includes charges of $27.1 million associated with the writeoff of goodwill associated with the Technomics and COBA-UK businesses and other restructuring costs of $3.9 million (see Note 17 of Notes to Consolidated Financial Statements).

  Extraordinary Gain, Net of Tax:   In connection with the sale of substantially
all of the assets of Neoglyphics and CMS, the Company recognized a net after-tax gain of $0.8 million. The gain on the sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.


Quarterly Results

  The following tables summarize unaudited quarterly financial data for the years ended December 30, 2000 and December 25, 1999. This financial data has been prepared on the same basis as the audited financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                                                                            Three months ended
                                                                --------------------------------------------------------------------
                                                                  March                June            September           December
                                                                  2000                2000(2)            2000               2000(3)
                                                                --------             --------          --------            --------
                                                                                (In thousands, except per share data)
Revenue....................................................     $118,336             $113,232          $111,757            $ 93,913
Gross profit...............................................       27,549               29,791            27,761              20,386
Loss from continuing operations(1).........................       (5,649)              (6,880)           (5,303)            (16,161)
Basic and diluted loss per share from continuing
  operations...............................................      $ (0.10)            $  (0.12)         $  (0.09)           $  (0.29)

Net income (loss)..........................................      $ 4,991             $ (6,350)         $ (6,845)           $  6,877
Basic and diluted net earnings (loss) per share............      $  0.09             $  (0.11)         $  (0.12)           $   0.12



                                                                                            Three months ended
                                                                --------------------------------------------------------------------
                                                                  March                June            September           December
                                                                  1999                1999(4)(5)         1999               1999(6)
                                                                --------             ----------        ---------           --------
                                                                                (In thousands, except per share data)
Revenue....................................................      $148,100            $153,097          $140,460            $129,874
Gross profit...............................................        41,977              43,833            39,173              33,997
Income (loss) from continuing operations before
 extraordinary items(1)....................................         1,134                 319            (2,251)             (9,068)
Basic and diluted income (loss) per share from
 continuing operations before extraordinary items..........      $   0.02            $   0.01          $  (0.04)           $  (0.16)

Net income (loss) before extraordinary items(1)............      $  1,701            $  3,760          $  1,142            $ (8,526)
Basic and diluted net earnings (loss) before extraordinary
 items per share...........................................      $   0.03            $   0.07          $   0.02            $  (0.15)

(1) The Company sold its Business Strategy Group, a management consulting practice, for $67.9 million in cash on March 10, 2000 which resulted in a gain for the Company of $12.4 million, net of $10.0 million of taxes which was recorded in the first and second quarters of 2000. The Company also sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million on October 20, 2000 which resulted in a gain of $23.0 million, net of $12.7 million of taxes which was recorded in the fourth quarter of 2000. Accordingly, the Company reported the results of the Business Strategy Group and the Enterprise Solutions Group as discontinued operations in the accompanying financial statements and related notes for all periods shown. Therefore, the difference between "Income (loss) from continuing operations before extraordinary items" for each quarter as shown above and quarterly results previously shown is due to discontinued operations, net of taxes.
(2) Includes restructuring charges of $6.8 million, which include costs for redundant personnel and facilities as a result of the Company's continued efforts to re-size its businesses based upon its extended outlook.
(3) In the fourth quarter of fiscal 2000, the Company recorded asset writedowns of $11.2 million, $8.2 million consisting of a writedown of assets to fair market value in connection with the disposition of the majority of an ITCS solutions group known as Align360 which closed on February 23, 2001, and $3.0 million of goodwill related to the Cambridge Software Group in connection with the permanent impairment of this asset (see Notes 2 and 6 of Notes to Consolidated Financial Statements).
(4) Includes an asset writedown of $2.9 million related to the sale of Neoglyphics and CMS in May 1999.
(5) Excludes the extraordinary net after-tax gain of $833,000 in connection with the sale of Neoglyphics and CMS.
(6) Includes a goodwill writedown of $4.0 million associated with the proposed disposition of Renaissance Worldwide Professionals, Ltd., formerly known as James Duncan Associates, which closed on March 31, 2000.

  During the October to December quarter, the number of holidays and vacation days marginally reduces revenue. Some clients also close operations completely during the last week of the year. In 2000, the Company's revenue continued to decrease, as demand for IT consulting and staffing services softened significantly. The Company believes that this softening resulted from its customers and potential customers curtailing current projects or deferring new project development and spending because of concerns about the impact of the Y2K issue in the first half of 2000. The Company believes that the continued slowdown of revenue during the latter part of 2000 was due to the uncertainty in the Internet industry and the general downturn in the economy.

Liquidity and Capital Resources

  Prior to July 15, 1999 the Company had entered into several different lines of credit (see Note 7 of Notes to Consolidated Financial Statements). On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consisted of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The Credit Facility bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility was collateralized by the majority of the assets of the Company and contained certain restrictions and various covenants, including the maintenance of defined financial ratios.

  On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its largest businesses-- Enterprise Solutions and ITCS. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $500,000 which were recorded in the third quarter of 1999 as interest and other expense, net.

  On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group and JDA, and amended certain financial covenants to reflect the sale of the businesses (see Note 4). On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility.

  Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the
first quarter of 2000 until July 31, 2000.   On July 31, 2000, the Company and
the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million, revised the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as defined in the amended Credit Facility. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $200,000.

  In connection with the sale of the Enterprise Solutions Group, the Company and the banks signed a fifth amendment to the Credit Facility on October 19, 2000, which required the repayment by the Company of all outstanding obligations with proceeds from the sale and the contemporaneous termination of the Credit Facility in its entirety. The Company used approximately $33.8 million of its proceeds to repay all outstanding obligations under the Credit Facility on October 20, 2000 and the Credit Facility was terminated.

  While the Company does not believe that it has an immediate operating need for a line of credit, the Company may begin preliminary discussions with certain banks with regard to a new credit facility. The Company believes that it will be able to negotiate a new credit facility, however, no assurance can be given that the Company will be able to do so or that it will be able to do so on favorable terms.

  The Company used $18.0 million of cash flows from operations in the fiscal year ended December 30, 2000. The operating cash flows used were attributable primarily to a net operating loss of $36.8 million, excluding gains on disposal of discontinued operations, and a decrease of $43.2 million in accounts payable, accrued expenses and other liabilities, partially offset by decreases in accounts receivable of $16.0 million and other current and long-term assets of
$4.5 million.   Accounts payable decreased due to the overall decrease in the
Company's business.

  The Company had cash flows from investing activities of $133.4 million for the fiscal year ended December 30, 2000. The primary sources of cash from investing activities for the period were the net proceeds of $144.4 million from the sale of discontinued operations, offset by contingent payments related to prior acquisitions of $4.1 million and $7.6 million of fixed asset purchases.

  The Company used $71.8 million of cash flows for financing activities in the fiscal year ended December 30, 2000, primarily for the repayment of borrowings under the Company's Credit Facility and the purchase of treasury stock. During 2000 and early 2001, the Board of Directors authorized the Company to repurchase up to eight million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. The Company repurchased 1,843,200 shares through December 30, 2000 for a total of $3.8 million.

  The Company anticipates that its primary uses of working capital in future periods will be for funding operations. The Company also anticipates capital expenditures of approximately $4 million to $8 million over the next twelve months, primarily related to information technology needs. In addition, as discussed above, the Company has initiated a stock repurchase program that could potentially use an additional $6 million to $10 million of cash, depending on the value of the Company's stock at the time of purchase, should the Company continue to repurchase its stock in the open market. In connection with certain of its acquisitions, the Company is obligated to make certain contingent payments over the next several years, including approximately $4.5 million which the Company currently is required to pay over the next 12 months. The Company believes that its cash balance at December 30, 2000 of $54.5 million, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated working capital needs for at least the next 12 months.

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


                         Risks Specific to the Company

  Continued revenue deterioration could adversely affect operating results.

  The Company has experienced significant revenue deterioration for more than a year. In response, the Company has repeatedly downsized its operations. Such downsizing has been costly and damaging to employee morale. The Company cannot be assured that it is currently positioned for a return to revenue growth. Any further revenue deterioration could continue to affect negatively the Company's operating results and stock price.

  The Company's inability to deliver profitable growth could adversely affect operating results.

  The Company's rapid growth placed significant demands on the Company's managerial and other resources. More recently, the contraction of the Company's business has been due, in part, to its inability to manage growth profitably. In order to grow profitably, the Company will need to continue to improve its operating, financial and other internal systems. The Company will also have to improve business development capabilities and its ability to secure contracts with higher margins. The Company must also manage costs effectively during a return to growth mode. The failure of the Company to succeed in any of these areas could adversely affect the Company's operating results and stock price.

  The Company may not be able to continue to meet Nasdaq listing criteria.

  The Company received a letter dated January 2, 2001 from Nasdaq notifying the Company of its non-compliance with listing requirements due to the Company's common stock failing to maintain a minimum bid price of $1.00 during the last 30
consecutive trading days.   On January 31, 2001 the Company received a letter
from Nasdaq notifying the Company that it has successfully regained compliance for continued listing of its common stock on the Nasdaq. While the Company was able to regain compliance, there can be no assurance that it will be able to continue to do so.

  The Company's success is dependent, in part, on the growth of the Internet.

  The Company's success is linked to some extent to increased use of the Internet by businesses, government agencies and individuals. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. The failure of numerous "dot.com" companies over the last year is evidence of the uncertainty around the Internet. Because a portion of the Company's business is derived from providing consulting services to businesses relating to e-commerce and to government agencies who wish to make use of the Internet, the Company's business will suffer if commercial use of the Internet fails to grow rapidly in the future.

  The Company depends on certain key employees, and the loss of any of those employees could potentially harm the Company's business.

  The Company's performance is substantially dependent on the performance of its executive officers and its other officers and other key employees. In particular, G. Drew Conway, its chairman and chief executive officer and Joseph
F. Pesce, its executive vice president, chief financial officer and treasurer
are key to the success of the Company.   The loss of either Mr. Conway or Mr.
Pesce could have a negative impact on the Company's ability to operate effectively. In addition, the Company's success is dependent on its ability to attract, train, retain, and motivate high quality personnel, especially for its management team. The loss of the services of any of the Company's executive officers, officers, or other key employees could potentially harm its business or financial results.

  The Company is highly dependent on the services of consultants working in the U.S. on H1-B visas.

  Each year, the Company recruits IT professionals from foreign countries. The Company reasonably expects that it will continue to recruit international candidates in increasing numbers. The Company established an international recruiting department in 1998 to facilitate its efforts to identify and hire qualified candidates from other countries, primarily India and the Philippines. Although this department has been successful in the past at recruiting enough international candidates to meet the Company's needs, there can be no assurance that it will be able to continue to do so. The Company prefers to staff many of its engagements with full-time salaried consultants as opposed to temporary hourly consultants for a variety of reasons. Failure to attract enough international candidates will limit the Company's ability to staff engagements with full-time salaried consultants and may adversely affect the Company's business.

  There is no guarantee that the Company will be able to obtain the funds necessary to finance the business.

  The Company historically has financed its operations from sales of its common stock, its revolving credit line (which was paid off and terminated on October 20, 2000), reinvested profits, and proceeds from the sale of business units. These sources of funding may not be sufficient in the future, and the Company may need to obtain funding from other sources. However, the Company may not be able to obtain funding from other sources. In addition, even if the Company finds outside funding sources, it may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of shares of its common stock. The Company may also be required to take other actions that may lessen the value of its common stock, including borrowing money on terms that are not favorable to the Company.

  The Company's operating results fluctuate and the Company's business is slightly seasonal.

  The Company's operating results have fluctuated from quarter to quarter as a result of many different factors, including the number, significance, mix and timing of client projects, the number of business days in a particular period, and general economic conditions. As GovConnect, which provides services principally on a project-by-project basis, grows and contributes a greater percentage of the Company's revenues, greater variability in quarterly operating results may occur. The Company's business is also somewhat seasonal. The Company experiences this seasonality in the fourth quarter because of an increased number of holidays in that quarter. Investors should not rely on operating results in any one quarter as an indicator of the Company's future results.

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

  Recently, the stock market has experienced significant price and volume fluctuations that have particularly impacted the market prices of equity securities of many technology companies and especially companies providing technology consulting. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Such future market movements could adversely affect the market price of the Company's common stock.

  The Chairman and CEO controls a substantial amount of the Company's common stock.

  Mr. Conway, the Company's chairman and chief executive officer, holds approximately 22.3% of the Company's common stock. As a result, Mr. Conway would be able to significantly influence any matter requiring stockholder approval. This concentration of ownership could also have the effect of making it difficult for a third party to acquire control of the company and may deter third parties from attempting to do so. Future sales of substantial amounts of his common stock, or the potential for such sales, may adversely affect the prevailing market price of the common stock.


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

  The Company is subject to the risk of non-payment and other financial risks.

  Most of the Company's services are related to technology consulting. Technology consulting engagements are inherently risky because clients may wish to withhold payment for a variety of reasons, which reasons often relate to their dissatisfaction with the performance of the technology and which do not necessarily relate to the performance of the technology consultant. Moreover, some of the Company's technology consulting services are performed on a project basis which subject it to further financial risks. These engagements often involve critical business processes and may involve third-party software applications. Despite the Company's best efforts, it may not always be able to satisfy a customer's expectations because software applications do not always work as expected. A customer's dissatisfaction could affect its willingness to pay us for these services, which would result in a financial loss on that project. Customer dissatisfaction can also damage the Company's reputation and negatively affect the Company's ability to attract new business. Even in situations where the scope of a project changes, as a result of customer demands or otherwise, we may not always be successful in obtaining a price adjustment as large as the one we seek. To the extent that projects are extended or enlarged without corresponding changes in fee schedules, the Company's business would be adversely affected.

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

  Each year the Company hires IT professionals who are foreign nationals working in the United Stated under H-1B permits. Under current law, there are a fixed annual number of H-1B visas available for issuance. Once this limit has been reached, the Company is unable to hire additional foreign nationals until additional H-1B visas are made available in the following fiscal year. These limitations on the Company's ability to hire foreign nationals under H-1B visas
may adversely affect the Company's business.   As a result of recent increases
in the annual allotment of H-1B visas, there has been a significant increase in the number of competitors recruiting IT professionals from other countries.
This increased competition may adversely affect the Company's business.

  The market for IT services is competitive.

  The market for IT services and management consulting services includes a large number of competitors and is highly competitive. The Company's competitors include "Big Five" accounting firms, systems consulting and integration firms, application software development firms, services divisions of computer equipment companies, government contractors and general management consulting companies. Moreover, the Company often competes with the internal resources of the Company's clients. The competitive nature of the marketplace creates pricing pressures that may adversely affect the Company's business.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  The Company is not currently exposed to certain customary risks, such as foreign currency fluctuations and changes in interest rates on its borrowings, or equity price risk. The Company does not have exposure to foreign currency fluctuations because its international operations were sold as part of the sale of the Enterprise Solutions Group on October 20, 2000. The Company does not currently have exposure to changes in interest rates on borrowings because it repaid and terminated its revolving credit facility on October 20, 2000. The Company does not have exposure to equity price risk because it does not purchase equity securities of other companies. Although the Company owns a small number of equity securities of other companies obtained in connection with certain divestitures, the aggregate number and value of such securities is immaterial. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                     Page
                                                                                                     -----
Report of PricewaterhouseCoopers LLP  .............................................................    23

Consolidated Balance Sheet as of December 25, 1999 and December 30, 2000  .........................    24

Consolidated Statement of Operations for the Years Ended December 26, 1998, and December 25, 1999
 and December 30, 2000  ...........................................................................    25


Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 26, 1998,
December 25, 1999, and December 30, 2000  .........................................................    26

Consolidated Statement of Cash Flows for the Years Ended December 26, 1998, December 25, 1999, and
 December 30, 2000  ...............................................................................    27

Notes to Consolidated Financial Statements  .......................................................    28

Financial Statement Schedule:


   II--Valuation and Qualifying Accounts  .........................................................    S-1


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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Renaissance Worldwide, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 8 of this Form 10-K present fairly, in all material respects, the financial position of Renaissance Worldwide, Inc. and its subsidiaries (the "Company") at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing in Item 8 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/   PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2001

                                                    RENAISSANCE WORLDWIDE, INC
                                                    CONSOLIDATED BALANCE SHEET
                                                      (Dollars in thousands)

                                                                                            December 25,     December 30,
                                                                                               1999             2000
                                                                                            -----------      -----------
                                 ASSETS
Current assets:
 Cash and cash equivalents                                                                     $ 10,605          $ 54,451
 Accounts receivable, net of allowance for doubtful accounts of $10,344 and $14,353,
  respectively                                                                                   155,784           87,777
 Deferred income taxes                                                                            12,136            4,024
 Other current assets                                                                              6,882            3,608
 Net current assets of discontinued operations                                                     7,765                -
 Net assets held for sale                                                                              -            7,000
                                                                                                --------         --------
    Total current assets                                                                         193,172          156,860
Fixed Assets:
 Land                                                                                                360                -
 Buildings                                                                                         1,439                -
 Leasehold and building improvements                                                               9,144            8,806
 Computer equipment and software                                                                  21,224           28,334
 Furniture and equipment                                                                          12,136            4,304
                                                                                                --------         --------
    Total fixed assets                                                                            44,303           41,444
Less: Accumulated depreciation and amortization                                                  (14,629)         (17,530)
                                                                                                --------         --------
    Fixed assets, net                                                                             29,674           23,914
Goodwill and other intangible assets, net of accumulated amortization of $8,694 and
 $8,202, respectively                                                                             70,868           38,252
Other assets                                                                                       9,450            4,117
Deferred income taxes                                                                              3,336                -
Net non-current assets of discontinued operations                                                 32,144                -
                                                                                                --------         --------
    Total assets                                                                                $338,644         $223,143
                                                                                                ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Lines of credit                                                                                $ 18,914         $      -
 Current portion of long-term debt                                                                 1,544                -
 Accounts payable                                                                                 28,546           12,300
 Accrued salaries, wages and related benefit costs                                                31,754           23,331
 Other accrued expenses                                                                           13,156            7,553
 Deferred income taxes                                                                             3,339                -
                                                                                                --------         --------
    Total current liabilities                                                                     97,253           43,184
Deferred income taxes                                                                              6,983                -
Term loan                                                                                         50,000                -
Other long-term debt and liabilities                                                               3,051              168
                                                                                                --------         --------
    Total liabilities                                                                            157,287           43,352

Commitments and contingencies
 Stockholders' equity:
 Common stock, no par value: 99,000,000 authorized: 56,765,438 issued and
  56,565,438 outstanding and 57,759,839 issued and 55,716,639 outstanding, respectively            4,725            4,725
 Additional paid-in-capital                                                                      184,183          186,511
 Notes receivable from stockholders                                                                 (722)               -
 Accumulated deficit                                                                              (3,732)          (5,059)
 Accumulated other comprehensive loss                                                               (551)               -
 Treasury stock, at cost: 200,000 and 2,043,200 shares, respectively                              (2,546)          (6,386)
                                                                                                --------         --------
    Total stockholders' equity                                                                   181,357          179,791
                                                                                                --------         --------
    Total liabilities and stockholders' equity                                                  $338,644         $223,143
                                                                                                ========         ========


   The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands except per share data)


                                                     Year Ended
                                       -----------------------------------------
                                       December 26,  December 25,   December 30,
                                          1998          1999            2000
                                       ------------  ------------   ------------
Revenue                                  $547,434      $571,531       $437,238
Cost of revenue                           386,290       412,551        331,751
                                         --------      --------       --------
Gross profit                              161,144       158,980        105,487
Selling, general and administrative
 expenses                                 136,707       156,065        135,806
Acquisition-related expenses                4,716            -              -
Restructuring charges and asset
 writedowns                                 5,051         6,910         18,035
                                         --------      --------       --------
Income (loss) from operations              14,670        (3,995)       (48,354)
Interest expense                            6,342         9,212          6,113
Interest and other (income) expense, net     (755)          (51)        (1,260)
                                         --------      --------       --------
Income (loss) before taxes                  9,083       (13,156)       (53,207)
Income tax provision (benefit)              9,576        (3,290)       (19,214)
                                         --------      --------       --------
Loss from continuing operations
 before extraordinary items                  (493)       (9,866)       (33,993)
Income (loss) from discontinued
 operations, net of income taxes          (30,853)        7,943         (2,799)
Gain on disposal of discontinued
 operations, net of tax                                                 35,465
                                         --------      --------       --------
Loss before extraordinary items           (31,346)       (1,923)        (1,327)
Extraordinary gain, net of taxes               -            833             -
                                         --------      --------       --------
Net loss                                 $(31,346)     $ (1,090)      $ (1,327)
                                         ========      ========       ========

Basic and diluted earnings per share:
  Loss from continuing operations        $  (0.01)     $  (0.18)      $  (0.60)
  Discontinued operations:
    Income (loss) from discontinued
     operations                             (0.56)         0.14          (0.05)
    Gain on disposal of discontinued
     operations                                -             -            0.63
  Extraordinary gain                           -           0.01             -
                                         --------      --------       --------
  Net loss                               $  (0.57)     $  (0.02)      $  (0.02)
                                         ========      ========       ========
Weighted average common shares-
 basic and diluted                         55,418        56,338         56,216
                                         ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                                                    RENAISSANCE WORLDWIDE, INC
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (In thousands except share data)

                                                      Common Stock                                                        Notes
                                                 ----------------------     Additional           Treasury Stock         Receivable
                                                      No Par Value           Paid-in         -----------------------    from Share-
                                                    Shares        Value      Capital          Shares        Value         holders
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 27, 1997                      54,665,415    $4,725      $160,743               -      $     -       $  (476)
 Stock issued upon exercise of options              1,301,014         -         5,861               -            -             -
 Repurchase of stock                                        -         -             -         200,000       (2,546)            -
 Stock issued for acquisition                               -         -           129               -            -             -
 Tax benefit associated with option exercises               -         -         9,914               -            -             -
 Stock issued through stock purchase plan             259,514         -         4,873               -            -             -
 Issuance of notes to stockholders                          -         -             -               -            -        (1,000)
 Unrealized gain on marketable securities                   -         -             -               -            -             -
 Cumulative translation adjustment                          -         -             -               -            -             -
 Net loss for the year                                      -         -             -               -            -             -
 Comprehensive income for the year                          -         -             -               -            -             -
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 26, 1998                      56,225,943     4,725       181,520         200,000       (2,546)       (1,476)
 Stock issued upon exercise of options                160,688         -           450               -            -             -
 Repurchase of stock                                        -         -             -               -            -             -
 Stock issued for acquisition                               -         -             -               -            -             -
 Tax benefit associated with option exercises               -         -           249               -            -             -
 Stock issued through stock purchase plan             378,807         -         1,964               -            -             -
 Repayment of notes from stockholders                       -         -             -               -            -           754
 Cumulative translation adjustment                          -         -             -               -            -             -
 Net loss for the year                                      -         -                             -            -             -
 Comprehensive income for the year                          -         -             -               -            -             -
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 25, 1999                      56,765,438     4,725       184,183         200,000       (2,546)         (722)
 Stock issued upon exercise of options                260,063         -           785               -            -             -
 Repurchase of stock                                        -         -             -       1,843,200       (3,840)            -
 Disgorging of profits on short-swing trades                -         -           269               -            -             -
 Tax benefit associated with option exercises               -         -           194               -            -             -
 Stock issued through stock purchase plan             734,338         -         1,080               -            -             -
 Repayment of notes from stockholders                       -         -             -               -            -           722
 Cumulative translation adjustment                          -         -             -               -            -             -
 Net loss for the year                                      -         -                             -            -             -
 Comprehensive loss for the year                            -         -             -               -            -             -
----------------------------------------------------------------------------------------------------------------------------------
 Balance at December 30, 2000                      57,759,839    $4,725      $186,511       2,043,200      $(6,386)      $     -
                                                   ==========    ======      ========       =========      =======       =======




                                                                           Accumulated
                                                                       Other Comprehensive
                                                                          Income (loss)
                                                                   -----------------------------
                                                Retained            Unrealized       Cumulative           Total
                                                Earnings           Gain/loss on      Translation      Stockholders'
                                                (Deficit)           Investments      Adjustment          Equity
--------------------------------------------------------------------------------------------------------------------
 Balance at December 27, 1997                   $ 28,704                $ 22           $ 177            $193,895
 Stock issued upon exercise of options                 -                   -               -               5,861
 Repurchase of stock                                   -                   -               -              (2,546)
 Stock issued for acquisition                          -                   -               -                 129
 Tax benefit associated with option exercises          -                   -               -               9,914
 Stock issued through stock purchase plan              -                   -               -               4,873
 Issuance of notes to stockholders                     -                   -               -              (1,000)
 Unrealized gain on marketable securities              -                 (22)              -
 Cumulative translation adjustment                     -                   -              27
 Net loss for the year                           (31,346)                  -               -
 Comprehensive income for the year                     -                   -               -             (31,341)
--------------------------------------------------------------------------------------------------------------------
 Balance at December 26, 1998                     (2,642)                  -             204             179,785
 Stock issued upon exercise of options                 -                   -               -                 450
 Repurchase of stock                                   -                   -               -                   -
 Stock issued for acquisition                          -                   -               -                   -
 Tax benefit associated with option exercises          -                   -               -                 249
 Stock issued through stock purchase plan              -                   -               -               1,964
 Repayment of notes from stockholders                  -                   -               -                 754
 Cumulative translation adjustment                     -                   -            (755)
 Net loss for the year                            (1,090)                  -               -
 Comprehensive income for the year                     -                   -               -              (1,845)
--------------------------------------------------------------------------------------------------------------------
 Balance at December 25, 1999                     (3,732)                  -            (551)            181,357
 Stock issued upon exercise of options                 -                   -               -                 785
 Repurchase of stock                                   -                   -               -              (3,840)
 Disgorging of profits on short-swing trades           -                   -               -                 269
 Tax benefit associated with option exercises          -                   -               -                 194
 Stock issued through stock purchase plan              -                   -               -               1,080
 Repayment of notes from stockholders                  -                   -               -                 722
 Cumulative translation adjustment                     -                   -             551
 Net loss for the year                            (1,327)                  -               -
 Comprehensive loss for the year                       -                   -               -                (776)
--------------------------------------------------------------------------------------------------------------------
 Balance at December 30, 2000                   $ (5,059)               $  -           $   -            $179,791
                                                ========                ====           =====            ========


                            The accompanying notes are an integral part of these financial statements.

                                                    RENAISSANCE WORLDWIDE, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (In thousands)

                                                                                           Year Ended
                                                                      -----------------------------------------------------
                                                                      December 26,         December 25,        December 30,
                                                                         1998                  1999                 2000
                                                                      ------------         ------------        ------------
Cash flows from operating activities:
  Net loss                                                             $(31,346)             $ (1,090)           $ (1,327)
  Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
       Depreciation and amortization                                     10,748                16,328              14,785
       Writedown of goodwill and fixed assets                            26,409                 3,960              11,225
       Loss on writedown of fixed assets                                  4,159                 2,950                 434
       Provision for losses on accounts receivable                       12,703                11,659              18,570
       Deferred income taxes                                             (3,624)               (2,654)             (3,396)
       Gain on disposal of discontinued operations                            -                     -             (35,465)
       Extraordinary gain on sale of assets                                   -                  (833)                  -
   Changes in operating assets and liabilities:
         Accounts receivable                                            (50,263)                4,355              15,975
         Other current assets                                            (6,063)               17,252               3,019
         Other assets                                                    (8,757)                5,464               1,438
         Accounts payable, accrued expenses and other liabilities        17,989                (8,913)            (43,244)
                                                                       --------              --------            --------
               Net cash provided by (used for) operating activities     (28,045)               48,478             (17,986)
Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                 (24,331)              (23,322)             (4,150)
  Cash proceeds from the sale of businesses, net                              -                10,000             144,428
  Purchases of fixed assets                                             (14,436)              (16,824)             (7,564)
  Proceeds from sale of assets                                                -                 4,351                   -
  Net decrease (increase) in notes receivable                            (1,698)                1,216                 722
  Net sales of marketable securities                                      5,845                     -                   -
                                                                       --------              --------            --------
Net cash received from (used for) investing activities                  (34,620)              (24,579)            133,436
Cash flows from financing activities:
  Net borrowings (repayments) on revolving credit facilities             47,382               (73,562)            (18,914)
  Borrowings (payments) on long-term debt                                (2,242)                   53             (51,368)
  Proceeds from issuance of long-term debt                                  311                50,000                   -
  Debt issue costs on new credit facility                                     -                (3,130)                  -
  Purchase of treasury stock                                             (2,546)                    -              (3,840)
  Proceeds from exercise of stock options and purchase plans             10,734                 2,663               2,328
                                                                       --------              --------            --------
 Net cash provided by (used for) financing activities                    53,639               (23,976)            (71,794)
Effect of exchange rate changes on cash and cash equivalents                 27                  (275)                190
                                                                       --------              --------            --------
Net increase (decrease) in cash and cash equivalents                     (8,999)                 (352)             43,846
Cash and cash equivalents, beginning of period                           19,956                10,957              10,605
                                                                       --------              --------            --------
Cash and cash equivalents, end of period                               $ 10,957              $ 10,605            $ 54,451
                                                                       ========              ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                               $  5,945              $  8,662            $  4,796
  Cash paid for income taxes                                           $ 12,394              $  7,291            $  5,413


                             The accompanying notes are an integral part of these financial statements

                          RENAISSANCE WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

  Renaissance Worldwide, Inc. ("Renaissance" or the "Company") is a provider of business and technology consulting services to organizations with complex information technology ("IT") operations in a broad range of industries. The Company's offerings are categorized into two primary business segments: the Information Technology Consulting Services Group ("ITCS") and the GovConnect Group ("GovConnect"). ITCS provides services designed to assist clients in design, implementation and/or support of IT applications. GovConnect provides solutions to the public sector, primarily in the areas of strategy, systems integration and electronic solutions. The Company sold two of its other business segments in 2000. The Business Strategy Group, which provided management consulting and technology integration services in connection with performance support systems, was sold for $67.9 million on March 10, 2000. The Enterprise Solutions Group (primarily the Hunter Group), which provided IT solutions design and implementation services, was sold for $78.4 million on October 20, 2000. Both of these segments have been reported as discontinued operations (see Notes 4 and 17).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The accompanying financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

 Deconsolidation of Real Estate Trust

  The Company leased office space from the Wells Avenue Trust ("Trust"), of which the Chief Executive Officer and Chairman of the Board, and significant stockholder of the Company, was the sole beneficiary. Effective September 19, 1995, the Company renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. As of that date, the Company obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, the Company had consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. This office building was sold in March, 2000 and the Trust was liquidated. As such, the Company ceased to consolidate the accounts of the Trust effective with the date of sale (see Note 14).

 Fiscal Year

  Effective with the period ended December 27, 1997, the Company changed its fiscal year from the last Saturday in June to the last Saturday in December. The results of operations and of cash flows for the years ended December 26, 1998, December 25, 1999 and December 30, 2000 are for 52, 52 and 53 weeks, respectively.

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company's cash equivalents consist primarily of money market securities bearing interest at a rate of approximately 6.5% at December 30, 2000. The investments are carried at cost plus accrued interest, which approximates market value. The Company considers such securities to be classified as "available-for-sale" under Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

 Revenue Recognition

  The Company's revenue is primarily comprised of fees for temporary IT services. The majority of the Company's revenue is from contracts on a time and materials basis and is recognized as the services are performed. The remainder of the Company's contracts are on a fixed-price basis, and revenue from those contracts is recognized using the percentage of completion method based upon the number of labor hours incurred compared to the total estimated hours. Under the percentage of completion method, the Company must estimate the percentage of

                          RENAISSANCE WORLDWIDE, INC.

completion of each project at the end of each financial reporting period. Estimates are subject to adjustment as a project progresses to reflect changes in projected completion costs or dates. Revenues are reported net of reimbursable expenses which are typically billed and collected from clients. Losses, if any, are provided for in the period in which the loss is determined. Amounts received in excess of revenue recognized are recorded as deferred revenue.

  In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company's revenue recognition policy substantially conformed to the provisions of this statement.

  Fees on fixed-price contracts are generally billable to clients upon the achievement of specified milestones. Unbilled revenue included in accounts receivable was $14.9 million and $10.4 million at December 25, 1999, and December 30, 2000, respectively.

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

  Buildings and improvements...        31.5 years
  Computer equipment...........        3 to 5 years
  Furniture and equipment......        5 to 7 years
  Leasehold improvements.......        Lesser of lease term or 20 years

  In March 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 was effective for fiscal years beginning after December 15, 1998. The Company's existing accounting policies conform to the requirements of this statement. The Company has capitalized $3.6 million, $4.1 million and $1.2 million in 1998, 1999 and 2000, respectively in relation to its PeopleSoft implementation and other applications. These costs primarily include licensing fees and internal labor costs of employees directly associated with the implementation project.

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

                          RENAISSANCE WORLDWIDE, INC.

 Stock-Based Compensation

  The Company accounts for employee awards under its stock plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at December 25, 1999 and December 30, 2000, and the reported amounts of revenue and expenses for the years ended December 26, 1998, December 25, 1999 and December 30, 2000. Actual results could differ from those estimates.

 Goodwill and Other Intangible Assets

  The Company amortizes goodwill and intangible assets arising from purchase acquisitions on a straight-line basis over a period of 10 to 30 years. Goodwill is evaluated for consideration of potential impairment based on the operating results and forecasted cash flows of the acquired entity. Based on these evaluations, the Company wrote off certain goodwill of $3.0 million associated with its Cambridge Software Group in 2000 and $4.0 million associated with Renaissance Worldwide Professionals, Ltd. (formerly James Duncan Associates ("JDA"), based in the United Kingdom) in 1999. The Company also wrote off goodwill of $21.4 million associated with COBA Consulting Limited ("COBA UK") and $5.7 million associated with Renaissance Technomic, Inc. and Renaissance Technomic Limited (collectively, "Technomic"), businesses in 1998 which were part of the Business Strategy Group and are reported in discontinued operations (see Note 17).

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

 Translation of Foreign Currencies

  The functional currency of the Company's subsidiaries was the local currency. Assets and liabilities of foreign subsidiaries were translated into U.S. dollars at exchange rates in effect at the balance sheet date; income and expense items and cash flows were translated at average exchange rates for the period. Cumulative net translation adjustments are included in stockholders' equity. Gains and losses resulting from foreign currency transactions, not significant in amount, are included in the results of operations as other (income) expense. As a result the sale the Enterprise Solution Group on October 20, 2000, the Company no longer has any operations outside the United States.

 Earnings (Loss) Per Share

  Earnings (loss) per share--basic is calculated based upon the weighted average number of common shares actually outstanding, and earnings (loss) per share-- diluted is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. Potential common stock for the years ended December 26,

                          RENAISSANCE WORLDWIDE, INC.

1998, December 25, 1999 and December 30, 2000, was 2,412,000, 351,000 and
252,000 shares, respectively, and has been excluded from the calculation of diluted earnings per share, as its effect would be anti-dilutive.


3.   POOLING OF INTERESTS ACQUISITIONS

 Fiscal 1998 Pooling of Interests

  In fiscal 1998, the Company acquired Neoglyphics Media Corporation ("Neoglyphics") and Triad Data, Inc. ("Triad") for a total of 4,554,760 shares of the Company's common stock. Neoglyphics was an Internet development and applications services provider which was added to the Company's Enterprise Solutions Group. In addition, outstanding stock options to purchase Neoglyphics common stock were converted into options to purchase 119,940 shares of the Company's common stock. Triad was an information technology consulting firm which became part of ITCS. The Company incurred $6.9 million in acquisition-related expenses in the second quarter of 1998 related to these transactions.

  The financial statements of the Company were restated to include the financial condition, results of operation and cash flows of these two companies for all periods presented. In the fourth quarter of 2000 when the Company sold its Enterprise Solutions Group, the results of Neoglyphics were classified as discontinued operations for all period presented, including $2.2 million in acquisition-related expenses incurred in 1998.


4.   PURCHASES AND DISPOSITIONS

  Fiscal 2000 Dispositions

  On March 10, 2000, the Company sold its Business Strategy Group, a management consulting practice, for $67.9 million in cash on March 10, 2000 which resulted in a gain for the Company of $12.4 million, net of $10.0 of taxes. Accordingly, the results of operations of the Business Strategy Group have been classified as discontinued operations in the accompanying financial statements (see Note 17).

  On March 30, 2000, the Company sold Renaissance Worldwide Professionals Ltd., formerly known as James Duncan Associates ("JDA") for approximately $1.2 million. The Company recorded a goodwill writedown of $4.0 million in connection with this business in the fourth quarter of 1999 (see Note 6)

  On October 20, 2000, the Company sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million in cash. This transaction resulted in a gain of $23.0 million, net of $12.7 million of taxes. Accordingly, the results of operations of the Enterprise Solutions Group have been classified as discontinued operations in the accompanying financial statements (see Note 17).

  During the fourth quarter of 2000, the Company decided to sell the majority of an ITCS solutions group known as Align360. This transaction closed on February 23, 2001, resulting in proceeds to the Company of approximately $5.0 million and the Company retained a 25% equity interest in the existing business, valued at $2.0 million. The fair market value of the assets was less than the Company's historical carrying value and resulted in the Company recording an asset writedown of $8.2 million in the fourth quarter of 2000. This transaction is not expected to have a material effect upon the Company's results of operations (see
Note 6).

 Fiscal 1999 Purchases

  In January 1999, the Company acquired InfoSolutions.edu, L.L.C.
("InfoSolutions") for approximately $5.2 million including a $2.5 million note payable. InfoSolutions provides software consulting and implementation to universities and non-profit organizations. InfoSolutions was subsequently sold as part the sale of the Enterprise Solutions Group on October 20, 2000.

 Fiscal 1999 Dispositions

  The Company made several dispositions of non-strategic assets in 1999. In February 1999, the Company sold substantially all of the assets of Renaissance Technomic, Inc. and Renaissance Technomic Limited (collectively,

                          RENAISSANCE WORLDWIDE, INC.

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

  In May 1999, the Company sold substantially all of the assets of Neoglyphics and its Customer Management Solutions Vantive practice ("CMS") for $10.0 million in cash, a $2.0 million convertible note receivable and 400,000 shares of the purchaser's common stock. The Company elected to convert this note into 300,000 additional shares of common stock. In connection with this sale, the Company recognized an after tax gain of $833,000. The gain on the sale has been classified as an extraordinary item because the pooling of interests method of accounting was applied to the original acquisition of these assets within the last two years.

 Fiscal 1998 Purchases

  In fiscal 1998, the Company acquired Exad Galons, Hackenberg and Partners ("Hackenberg") and International Public Access Technologies "IPAT" for an aggregate of $12.5 million in cash. Exad Galons and Hackenberg were added to the Company's Enterprise Solutions Group which was subsequently sold as part the sale of the Enterprise Solutions Group on October 20, 2000 whereas IPAT became part of GovConnect.

  These transactions were accounted for as purchases. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values as of the respective dates of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired has been recorded as goodwill and amortized. In connection with these acquisitions, the Company may pay or has paid contingent consideration based upon certain earnout arrangements and such amounts are recorded as additional purchase price when paid. The Company had accrued $9.0 million and $4.5 million for contingent consideration related to the acquisitions as of December 25, 1999 and December 30, 2000, respectively.

  The results of operations for these acquisitions have been included in the Company's results of operations from their respective dates of acquisition. Assuming the 1999 and 1998 Acquisitions occurred at the beginning of each respective period, the pro forma results of operations would not materially differ from the Company's reported results of operations.


5.   RELATED PARTY NOTES AND ADVANCES

  Notes receivable from stockholders at December 25, 1999 were $722,000 which were included as a reduction of stockholders' equity in the accompanying balance sheet. As of December 30, 2000, the Company has notes receivable and advances totaling $2.5 million due from various senior officers of the Company of which $0.5 million is included in other assets and $2.0 million is included in other current assets. Notes bear interest at the prime rate.


6.   RESTRUCTURING AND ASSET WRITE-DOWNS

   In the second quarter of 2000, the Company recorded a charge which included costs associated with severance ($2.9 million) for approximately 75 employees and facility closings ($2.5 million), incurred as a result of the Company's efforts to re-size its businesses based upon its extended outlook, the costs associated with the evaluation and discontinuance of one of its proposed strategic business initiatives ($1.2 million) and a loss on the sale of JDA ($0.2 million). As of December 30, 2000, the Company has approximately $839,000 accrued for remaining costs in connection with facility closings.

  During the fourth quarter of 2000, the Company decided to sell the majority of an ITCS solutions group known as Align360. The transaction closed on February 23, 2001, resulting in proceeds to the Company of approximately $5.0 million and the Company retained a 25% equity interest in the existing business. The fair market value of the assets was less than the Company's historical carrying value and resulted in the Company recording an asset writedown of $8.2 million in the fourth quarter. The Company also wrote off goodwill of $3.0 million associated with its Cambridge Software Group in 2000 based upon the long-lived assets of this business being permanently impaired.

                          RENAISSANCE WORLDWIDE, INC.

  In the second quarter of 1999, the Company recorded an asset writedown of $2.9 million in connection with the sale of Neoglyphics and CMS (see Note 4).

  On March 31, 2000, the Company sold JDA for approximately $1.2 million. In connection with this transaction, the Company recorded a charge in the fourth quarter of 1999 to write-down goodwill in the amount of $4.0 million.

  In 1998, the Company recorded a charge of $5.1 million related to a restructuring plan designed to focus the Company on the new corporate strategy and eliminate redundant facilities, equipment, software, and personnel recorded in the third quarter of 1998.


7.   FINANCING ARRANGEMENTS

  During 1998, the Company had a line of credit facility which provided a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $85 million, payable on demand. Interest was payable monthly in arrears at the bank's prime rate plus 0.50% (8.25% at December 26, 1998) or the LIBOR rate plus 2.50% (7.71% at December 26, 1998), at the option of the Company. The line of credit was collateralized by the majority of the assets of the Company, excluding the assets of the Wells Avenue Realty Trust (see Note 14), contained certain restrictions, and required the maintenance of certain financial covenants. This line of credit was terminated on March 24, 1999.

  In February of 1999, the Company entered into a new line of credit ("Interim Facility") with a different bank to provide a borrowing base of 85% of eligible accounts receivable as defined, up to a maximum borrowing of $110 million. Interest was payable monthly in arrears at the LIBOR rate plus 2.00% or the higher of the bank's prime rate or the Fed Funds rate plus 0.50%, plus 0.75%, at the Company's option. The Interim Facility was collateralized by the majority of the assets of the Company, contained certain restrictions, and required maintenance of certain financial covenants. The Interim Facility was a short-term facility to be used until syndication of a senior term loan facility committed to by the bank. The Interim Facility was used to repay the outstanding borrowings on the line of credit that was terminated on March 24, 1999.

  On July 15, 1999 the Company entered into a three-year, $150 million revolving credit and term loan agreement (the "Credit Facility") with a bank syndicate. The Credit Facility consisted of a revolving line of credit of $100 million ("Revolving Credit Facility") and a term loan of $50 million ("Term Loan"). The Credit Facility bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 1.75% or LIBOR plus up to 3.0%, depending on the Company's level of compliance with certain financial ratios. The Credit Facility required the Company to pay a commitment fee of 0.375% to 0.50% per annum, depending on certain financial criteria, on the unused portion of the Credit Facility. The Credit Facility required the Company to make quarterly principal payments of $250,000 on the Term Loan beginning September 15, 2000 and each quarter thereafter until June 15, 2002. The remaining obligations under the Term Loan would be repaid on July 15, 2002 along with any outstanding borrowings under the Revolving Credit Facility. The Credit Facility was collateralized by the majority of the assets of the Company and contained certain restrictions and various covenants, including the maintenance of defined financial ratios.

  On September 15, 1999, the Company announced that it was revising its revenue and earnings estimates for the third and fourth quarters of 1999 due to a softening in the demand for services in two of its largest businesses-- Enterprise Solutions and ITCS. Based upon this revised outlook, the Company informed the bank syndicate that it would not be in compliance with certain of its financial covenants for the third quarter of 1999. On November 4, 1999, the Company and the banks signed an amendment to the Credit Facility amending certain financial covenants for the third quarter of 1999 through the third quarter of 2000, reverting back to the original financial covenants established in the Credit Facility thereafter. The Credit Facility, as amended, now bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 2.25% or LIBOR plus up to 3.5%, depending on the Company's level of compliance with certain financial ratios. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $500,000 which were recorded in the third quarter of 1999 as interest and other expense, net.

  On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group and JDA, and amended certain financial

                          RENAISSANCE WORLDWIDE, INC.

covenants to reflect the sale of the businesses (see Note 4). On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility.

  Based upon the results for the first quarter of 2000, the Company informed the bank syndicate that it would not be in compliance with one of its financial covenants for the first quarter of 2000 and that it may not be in compliance with this and other financial covenants for the remainder of 2000 based upon its current outlook for the remainder of the year. The Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the
first quarter of 2000 until July 31, 2000.   On July 31, 2000, the Company and
the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million, revised the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. The Credit Facility, as amended, bore interest at the higher of the Federal Funds Rate plus 0.50% or the prime rate, plus up to 3.50%, depending on the Company's level of unused borrowing availability under its borrowing base as defined in the amended Credit Facility. In connection with this amendment, the Company was required to pay amendment fees to the banks and related expenses of approximately $200,000.

  In connection with the sale of the Enterprise Solutions Group, the Company and the banks signed a fifth amendment to the Credit Facility on October 19, 2000, which required the repayment by the Company of all outstanding obligations with proceeds from the sale, and the contemporaneous termination of the Credit Facility in its entirety. The Company used approximately $33.8 million of its proceeds to repay all outstanding obligations under the Credit Facility on October 20, 2000 and the Credit Facility was terminated.


8.   INCOME TAXES


  The components of the income tax provision (benefit) from continuing operations are as follows:

                                                  Year Ended
                                    ----------------------------------------
                                    December 26,  December 25,  December 30,
                                       1998          1999           2000
                                    ------------  ------------  ------------
                                                 (In thousands)
Current:
   Federal.........................    8,146       $  (368)       $(11,522)
   State...........................    1,741          (178)         (2,436)
   Foreign.........................      288           (69)             -
                                     -------       -------        --------
                                      10,175          (615)        (13,958)

Deferred:
   Federal.........................   (2,787)       (1,949)         (5,256)
   State...........................     (690)         (726)             -
                                     -------       -------        --------
                                      (3,477)       (2,675)         (5,256)

Change in tax status Triad.........    2,878            -               -
                                     -------       -------        --------
                                     $ 9,576       $(3,290)       $(19,214)
                                     =======       =======        ========


  Prior to April 2, 1998, Triad had elected to be an S Corporation for federal income tax purposes as provided in Section 1362(a) of the Internal Revenue Code. As such, the corporate income or loss and credits were passed through to the stockholders and reported on their personal tax returns.

  Triad's election to be treated as S Corporations terminated in conjunction with the acquisition of all of the common stock of Triad by the Company. As a result, the income or loss of Triad commencing on April 2, 1998 is subject to corporate income tax, and is included in the income tax provision (benefit) described below.

                          RENAISSANCE WORLDWIDE, INC.

  At the time of conversion of Triad from an S Corporation to a C Corporation, a net deferred tax liability of $2,878,000 was recorded through the income tax provision on April 2, 1998. This deferred tax liability was comprised principally of the effect of converting from the cash basis to the accrual basis for tax reporting purposes.

  Pretax income (loss) from continuing operations is summarized as follows:

                                                                                 Year Ended
                                                              -------------------------------------------------
                                                              December 26,       December 25,       December 30,
                                                                  1998               1999                2000
                                                              ------------       ------------       -----------
                                                                                (In thousands)
   Domestic...............................................        $8,004          $(13,539)           $(53,207)
   Foreign................................................         1,079               383                   -
                                                                  ------          --------            --------
     Total................................................        $9,083          $(13,156)           $(53,207)
                                                                  ======          ========            ========

  The above tables represent results of continuing operations. For the year ended December 30, 2000, including the results of continuing and discontinued operations, the Company had total pretax income of $2.5 million and a total tax provision of $3.9 million. The tax provision exceeded pretax income primarily as a result of the valuation allowance established in 2000 and foreign losses included in discontinued operations that were not benefited. Total pretax income included $3.5 million of domestic income and $1.0 million of foreign losses.

  Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax expense (benefit) represents the change in the net deferred tax asset or liability balance. Deferred tax assets and liabilities are comprised of the following at December 25, 1999, and December 30, 2000:


                                                                        December 25,       December 30,
                                                                            1999               2000
                                                                        -----------        -----------
                                                                                (In thousands)
Deferred tax assets:
   Net operating loss carryforward...............................         $ 1,120             $     -
   Allowance for doubtful accounts...............................           1,306               6,466
   Accounts payable and accrued expenses.........................           6,126               2,476
   Other.........................................................           2,874               2,375
                                                                          -------             -------
      Total gross deferred tax assets............................          11,426              11,317

Deferred tax liabilities:
   Differences arising due to tax accounting method changes......           3,003               3,236
   Fixed assets..................................................           2,420                 940
   Other.........................................................             853               1,417
                                                                          -------             -------
     Total gross deferred tax liabilities........................           6,276               5,593

Valuation allowance..............................................               -              (1,700)
                                                                          -------             -------
Net deferred tax asset...........................................         $ 5,150             $ 4,024
                                                                          =======             =======


  A valuation allowance is provided for deferred tax assets if it is more likely than not that future deductibility is uncertain. At December 30, 2000 the Company had a valuation allowance of $1.7 million, primarily related to the realization of the state tax benefit associated with deferred tax assets. Management believes that it is more likely than not that the Company will realize the net deferred tax asset recorded at December 30, 2000.

  Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate for continuing operations due to the following:

                          RENAISSANCE WORLDWIDE, INC.

                                                             Year Ended
                                           ---------------------------------------------
                                           December 26,    December 25,     December 30,
                                              1998            1999              2000
                                           ------------    ------------     ------------
Statutory U.S. federal tax rate............  35.0 %          (35.0)%          (35.0)%
State taxes, net of federal tax
 benefit...................................   8.0             (4.5)            (4.7)
Income not taxable for corporate income
 tax purposes..............................   6.5               -                -
Non-deductible expenses....................  19.0              3.0              0.5
Goodwill not deductible for corporate
 income tax purposes.......................   6.3             10.6              0.6
Foreign loss taxed at different rates......  (1.0)              -                -
Change in tax status Triad.................  32.0               -                -
Valuation allowance........................    -                -               3.2
Other......................................  (0.4)             0.9             (0.7)
                                            -----            -----           ------
Effective tax rate......................... 105.4 %          (25.0)%          (36.1)%
                                            =====            =====           ======



  Non-deductible expenses during the year ended December 26, 1998 primarily relate to certain costs incurred in connection with the acquisition of Triad.

  The Company has indemnified certain parties for foreign taxes incurred prior to the dates of disposition of the Business Strategy Group and the Enterprise Solutions Group.


9.   TREASURY STOCK

  During 2000 and early 2001, the Board of Directors authorized the Company to repurchase up to 8 million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. The Company repurchased 1,843,200 shares through December 30, 2000 for a total of $3.8 million. Treasury stock is accounted for under the cost method.


10.   STOCK PLANS

Employee Stock Option Plans

 1996 Stock Plan

  This plan, adopted in March 1996, authorizes the grant of incentive stock options, non-qualified stock options, stock purchase authorizations or stock bonus awards to key employees, including officers, directors and consultants.

  As of December 27, 1997, the total number of shares of Common Stock authorized under the 1996 Stock Plan was 7,200,000. In May of 1998, the shareholders approved an amendment to the 1996 Stock Plan, increasing the original number of shares of common stock available for awards under the Plan. The amendment provided that for a three-year period, the shares available under the Plan will be increased each year by a number of shares equal to 4% of the total outstanding shares at the beginning of each year. For 1998,1999 and 2000, that increase was 2,233,885, 2,241,038 and 2,262,794 respectively. Incentive stock options cannot be granted to consultants. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of the Company's stock at the time of grant). For non-qualified options and stock purchase authorizations, the purchase price is determined by the Board of Directors within limits as set forth in the plan, but shall not be less than 85% of the fair market value of common stock on the date of grant. The periods over which options are exercisable are determined by the Board of Directors.

                          RENAISSANCE WORLDWIDE, INC.

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

 1998 Directors Stock Plan

  In May of 1998, the stockholders of the Company approved the 1998 Directors Stock Option Plan (the "1998 Directors Plan") which replaced the existing 1996 Eligible Directors' Stock Plan. Under the 1998 Directors Plan, outside directors of the Company will receive equity compensation in three ways. Upon joining the Board, an outside director will receive an option covering 40,000 shares of Common Stock. This option will become exercisable in four annual installments beginning one year after grant. Outside directors will also receive an option covering 2,500 shares of common stock after each year of service. This award, which represents compensation for service during the previous year, will be immediately exercisable. Each director will be required to take one-half of the annual retainer (currently $12,000) in options having an equivalent value and may elect to take all or a portion of the balance in options as well. Options are granted at fair market value on the date of grant and expire ten years from the date of grant. A total of 120,000 shares of Common Stock were authorized for issuance under the Plan.

 Other Stock Option Plans

  As of December 25, 1999, 147,206 options were outstanding under the 1996 Eligible Director's Stock Plan and the RSI Director Plan which the Company assumed when it acquired RSI in 1997. The Company also assumed other stock option plans from RSI, the Hunter Group and Neoglyphics. The Neoglyphics Stock Option Plan was closed and all outstanding options were canceled in May of 1999, when the assets of this business were sold (see Note 4). As of December 25, 1999, 827,980 options were outstanding under these RSI and the Hunter Group plans. These options generally vest over one to five years and expire 10 years from the date of grant. The RSI and Hunter Group Stock Option Plans were closed and all outstanding options were canceled in October 2000, when the Enterprise Solutions Group was sold (see Note 4).

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

  Transactions under all of the Renaissance Worldwide, Inc. stock plans are summarized as follows:

                          RENAISSANCE WORLDWIDE, INC.

                                            December 26, 1998                December 25, 1999                December 30, 2000
                                        -------------------------     ------------------------------     ---------------------------
                                                         Weighted                          Weighted                      Weighted
                                                         Average                            Average                       Average
                                         Number of       Exercise      Number of           Exercise       Number of      Exercise
                                          Options         Price         Options             Price          Options         Price
                                         ---------       --------      ---------           --------      ----------      ----------
Outstanding at beginning of period       12,221,607      $16.12        9,925,362           $11.28        11,712,841        $8.19
   Granted                                7,546,143       13.44        5,984,504             5.61         3,600,679         3.75
   Exercised                             (1,301,014)       4.44         (160,688)            2.80          (260,063)        3.02
   Cancelled                             (8,541,374)      21.15       (4,036,337)           11.99        (7,520,828)        7.69
                                         ----------      ------       ----------           ------        ----------        -----
Outstanding at end of period              9,925,362      $11.28       11,712,841           $ 8.19         7,532,629        $6.52
                                         ==========      ======       ==========           ======         =========        =====
Excercisable at end of year               1,681,809      $ 9.55        2,945,507           $ 9.12         3,192,015        $7.96
Weighted average fair value of
   options granted during the period                     $ 9.34                            $ 5.61                          $3.75
Options available for future grant        8,894,430                    8,136,230                          8,241,416



  The following table summarizes information about stock options outstanding at December 30, 2000 under the Renaissance Worldwide, Inc. stock plans:





                                     Number          Weighted                         Number
                                   Outstanding        Average        Weighted      Exercisable      Weighted
                                      as of          Remaining        Average         as of          Average
                                  December 30,      Contractual      Exercise      December 30,     Exercise
Range of Exercise Prices              2000             Life            Price          2000            Price
                                  ------------      -----------      --------      ------------     --------
     $ 0.84-$ 4.69                 2,317,601             9.29         $ 2.52         647,156         $ 3.90
     $ 5.00-$ 9.25                 4,229,008             7.51           5.87       1,949,397           5.92
     $10.16-$18.38                   528,282             7.15          14.96         299,412          15.24
     $21.00-$29.56                   457,738             6.59          23.02         296,050          22.92
                                   ---------             ----         ------       ---------         ------
     $ 0.84-$29.56                 7,532,629             7.97         $ 6.52       3,192,015         $ 7.96
                                   =========             ====         ======       =========         ======





 2000 Subsidiary Stock Plans

  On April 18, 2000, the Board of Directors of the Company's following four subsidiaries voted to adopt a 2000 Subsidiary Stock Incentive Plan (a "2000 Subsidiary Stock Plan") in substantially the same form for its GovConnect, The Registry.com, Align360 and Renaissance III subsidiaries. These plans were subsequently approved by shareholders on May 25, 2000. Subsequently, two of these subsidiaries have been dissolved, The Registry.com and Renaissance III, and their respective 2000 Subsidiary Stock Plans were canceled as a result of the dissolution. There were no options granted under these two plans.
Additionally, the Align360 subsidiary has been   dissolved as a result of the
sale of the majority of this business on February 23, 2001 (see Note 6) and its 2000 Subsidiary Stock Plan has been canceled. The GovConnect 2000 Subsidiary Stock Plan authorizes the grant of incentive stock options, non-qualified stock options and restricted stock awards to key employees of GovConnect and the Company and its subsidiaries as well as non-employee directors of the Company. Incentive stock options can only be granted to employees. For incentive options, the purchase price is equal to the fair market value on the date of grant (110% of fair market value for stockholders who hold greater than 10% of the Company's stock at the time of grant). For non-qualified options, the purchase price is determined by the Board of Directors. These options generally vest over four years and may expire up to ten years after the date of grant. The maximum number of

                          RENAISSANCE WORLDWIDE, INC.

GovConnect common shares that can be issued under the plan is 25% of the authorized number of the subsidiary's common shares, or 6,250,000 at December 30, 2000. The plan will terminate in May 2010.

  Transactions under the GovConnect Inc. and Align360 2000 Subsidiary Stock Plans for fiscal 2000 are summarized as follows:


                                                    GovConnect                           Align360
                                            --------------------------           -------------------------
                                                              Weighted                           Weighted
                                                              Average                            Average
                                            Number of         Exercise           Number of       Exercise
                                             Options           Price              Options         Price
                                            ---------        ---------           ---------      ----------
Outstanding at beginning of period                  -          $   -                     -        $  -
   Granted                                  3,752,600           1.03             4,205,250         0.53
   Exercised                                        -              -                     -            -
   Cancelled                                 (172,000)          1.00                (8,000)        0.50
                                            ---------          -----             ---------        -----
Outstanding at end of period                3,580,600          $1.03             4,197,250        $0.53
                                            =========          =====             =========        =====

Exercisable at end of year                         -                                    -
Weighted average fair value of
  options granted during the period                            $1.03                              $0.53
Options available for future grant          2,669,400                            2,052,750


  The following tables summarizes information about stock options outstanding at December 30, 2000, none of which were exercisable, under the GovConnect and Align360 Subsidiary Stock Plans:


                                                                            GovConnect
                                                      ----------------------------------------------------
                                                          Number              Weighted
                                                       Outstanding            Average            Weighted
                                                          as of              Remaining            Average
                                                       December 30,         Contractual          Exercise
Range of Exercise Prices                                   2000                 Life               Price
-------------------------                             -------------         -----------         ----------
     $1.00-$1.50                                         3,509,700                9.42              $1.00
     $2.00-$2.50                                            55,550                9.64               2.30
     $3.00-$3.50                                            15,350                9.82               3.33
                                                         ---------                ----              -----
     $1.00-$3.50                                         3,580,600                9.42              $1.03
                                                         =========                ====              =====



                                                                              Align360
                                                       ---------------------------------------------------
                                                          Number              Weighted
                                                       Outstanding            Average            Weighted
                                                          as of              Remaining            Average
                                                       December 30,         Contractual          Exercise
Range of Exercise Prices                                   2000                 Life               Price
-------------------------                              -------------        -----------         ----------
     $ .50- $ .90                                         4,079,250              9.42              $0.51
     $1.10- $1.70                                           118,000              9.77               1.35
                                                       ------------              ----              -----
     $ .50- $1.70                                         4,197,250              9.43              $0.53
                                                       ============              ====              =====

                          RENAISSANCE WORLDWIDE, INC.

 1996 Employee Stock Purchase Plan

  On April 18, 2000, the Board of Directors approved an amendment to the 1996 Employee Stock Purchase Plan (the "Plan") which was subsequently approved by shareholders on May 25, 2000. The amendment provided that for each semi-annual period, the Board will determine the amount of the employee's compensation that may be applied to purchase shares under the Plan which, for the period commencing July 1, 2000, was 10% of base salary or $5,000, whichever is less. The amendment also provided that the total number of shares available under the Plan be increased to 3 million shares. The purchase price is 85% of the lower of the fair market value at the beginning or end of each six month period. Under the Plan, the Company issued 259,514, 378,807 and 734,338 shares of common stock during fiscal years 1998,1999 and 2000 at an average price per share of $18.78, $5.18 and $1.47 respectively. At December 30, 2000, the Company has 1,524,653 shares of common stock available for issuance pursuant to the Plan.

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

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS No. 123 is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions only of SFAS No. 123. Had the compensation cost of the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 26, 1998, December 25, 1999 and December 30, 2000 would have been reduced to the pro forma amounts indicated below:

                                                                                    As Reported
                                                             -----------------------------------------------------------
                                                             December 26,          December 25,             December 30,
                                                                1998                  1999                     2000
                                                             ------------          ------------             ------------
                                                                 (Dollars in thousands except per share amounts)
As reported:
     Net loss.......................................          $(31,346)             $ (1,090)                 $(1,327)
     Basic and diluted net loss per share...........          $  (0.57)             $  (0.02)                 $ (0.02)

Pro Forma:
     Net loss.......................................          $(65,595)             $(11,508)                 $(1,033)
     Basic and diluted net loss per share...........          $  (1.18)             $  (0.20)                 $ (0.02)





  The pro forma net loss for the year ended December, 30, 2000 includes an expense reduction of approximately $10 million due to the sale of the Business Strategy Group and the Enterprise Solutions Group and the resulting cancellation of all options previously granted to employees of these businesses. This expense reduction is unusual and unlikely to recur in the future.

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

                          RENAISSANCE WORLDWIDE, INC.

  The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

                                                       December 26,        December 25,        December 30,
                                                           1998               1999                2000
                                                       ------------        -----------         ------------
Risk-free interest rates...........................         6.0%                4.6%                5.9%
Expected volatility................................        79.0%               80.0%              117.0%
Expected dividend yield............................           -                   -                   -
Expected life in years.............................         5.5                 3                   3

11.   EMPLOYEE BENEFIT PLANS

  The Company provides various employee retirement savings plans under Section 401(k) of the Internal Revenue Code which cover substantially all employees. Under the terms of the plans, employees may contribute a percentage of their salary up to a maximum of 10%-20% which is then invested in one or more of several mutual funds selected by the employee. The Company may make contributions to the plans at its discretion; such contributions totaled $3.0 million, $3.2 million and $2.1 million for the years ended December 26, 1998, December 25, 1999, and December 30, 2000, respectively.


12.   SEGMENT INFORMATION

  The Company adopted SFAS 131 in fiscal 1998. The prior years' segment information has been restated for discontinued operations to represent the Company's two primary business segments: ITCS and GovConnect. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 1 to these financial statements. After the disposition of the Enterprise Solutions Group on October 20, 2000, the Company conducts business mainly in the United States.

  The following table presents information about reported segments for the years ended December 26, 1998, December 25, 1999 and December 30, 2000:

                          RENAISSANCE WORLDWIDE, INC.

                                                                          Year Ended
                                                       ----------------------------------------------------
                                                       December 26,        December 25,        December 30,
                                                           1998               1999                2000
                                                       ------------        -----------         ------------
Revenues:
  GovConnect.......................................      $ 19,876           $ 36,366            $ 39,203
  ITCS.............................................       527,558            535,165             398,035
                                                         --------           --------            --------
    Total (1)......................................       547,434            571,531             437,238
                                                         ========           ========            ========
Income from operations:
  GovConnect.......................................         3,297              4,905              (5,121)
  ITCS (2).........................................        36,883             40,920               3,474
                                                         --------           --------            --------
    Total (1)......................................        40,180             45,825              (1,647)
                                                         ========           ========            ========

Corporate expenses (3).............................        15,743             42,910              39,897
Acquisition-related expenses.......................         4,716                  -                   -
Restructuring charges and asset writedowns.........         5,051              6,910               6,810
Interest and other expense, net....................         5,587              9,161               4,853
                                                         --------           --------            --------
    Total income (loss) before taxes...............         9,083            (13,156)            (53,207)
                                                         ========           ========            ========

Total assets:
  GovConnect.......................................        32,998             41,175              41,707
  ITCS.............................................       232,650            188,815             181,436
  Assets of discontinued operations................       106,417            108,654                   -
                                                         --------           --------            --------
    Total..........................................      $372,065           $338,644            $223,143
                                                         ========           ========            ========





(1) Intersegment revenues were not material and have been eliminated in the above presentation.

(2) For the year ended December 30, 2000, results include total asset writedowns of $11.2 million; $8.2 million associated with the sale of the majority of an ITCS solutions business known as Align360 as the fair market value of the assets was less than the Company's historical carrying value and the write off of $3.0 million of goodwill associated with its Cambridge Software Group in 2000 based upon the long-lived assets of this business being permanently impaired.

(3) Beginning in 1999, certain back office operations, functions and expenses were centralized into corporate office control thereby increasing the expenses in the corporate area. Historically, the majority of these expenses would have been included in the ITCS segment as these corporate functions did not exist. The Company is not able to restate its historical results on a comparable basis.


13.   OTHER RELATED PARTY TRANSACTIONS

  During the year ended June 28, 1997, the Company entered into a contract with an entity controlled by the Chief Executive Officer, Chairman of the Board and significant stockholder of the Company to utilize an airplane for corporate travel purposes. In early 2000, this entity terminated its airplane lease and the Company ceased using its plane. The Company paid for such usage on a per-flight basis at a rate which management believes approximates market prices. Total amounts paid to this entity during the years ended December 26, 1998, December 25, 1999 and December 30, 2000 were approximately $707,000, $425,000 and $321,000 respectively.


14.   CONSOLIDATION OF REAL ESTATE TRUST

  Until March 2000, the Company leased office space from the 189 Wells Avenue Realty Trust ("Trust"), of which the Chief Executive Officer, Chairman of the Board, and significant stockholder of the Company was the sole beneficiary. Effective September 19, 1995, the Company renegotiated its lease with the Trust in conjunction with a refinancing of the Trust's mortgage. The modified lease terms expanded the amount of space which the Company occupies, committed the Company to rent the facility through the maturity date of the mortgage loan, and granted the Company a right of first refusal to lease any space in the facility currently occupied by other tenants when the tenants' leases expire.

                          RENAISSANCE WORLDWIDE, INC.

  Accordingly, as of this date, the Company obtained significant control over the operations of the Trust and assumed a significant portion of the Trust's obligations. As a result, the Company has consolidated the accounts of the Trust as of September 19, 1995 on a prospective basis. This office building was sold in March, 2000 and the Trust was liquidated. As such, the Company ceased to consolidate the accounts of the Trust effective with the date of sale.

As of December 25, 1999, the Trust reported the following assets and liabilities (in thousands):

  Fixed assets, net.............       $ 1,566
  Other assets..................           337
  Mortgage loans payable........        (1,939)
                                       -------
                                       $   (36)
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

  In August 1998, the Company entered into a twenty year agreement to lease 30,000 square feet in London, England to consolidate several branch locations in the city. In September 1999, the Company moved its operations from this location to another facility of equal size for a term of 15 years at a substantially lower rent. The vacated facility was assigned to a major European bank, without cost to the Company, for the entire remaining term. The rental commitments on this assigned facility have not been included in the minimum payments under non-cancelable leases below. The Company was released of its obligations under this lease upon the sale of the Enterprise Solutions Group in October 2000.

  Rent expense for the years ended December 26, 1998, December 25, 1999 and December 30, 2000 was $10.2 million, $14.3 million and $19.2 million respectively. Future minimum payments under non-cancelable leases at December 30, 2000 are as follows, excluding amounts payable for the assigned London, England lease mentioned above (in thousands):

                      Operating
                     -----------
                       Leases
                     -----------
  2001..........      $ 17,863
  2002..........        14,349
  2003..........        12,684
  2004..........        11,300
  2005..........        11,095
  Thereafter....        32,714
                      --------
                      $100,005
                      ========


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

  The carrying amounts of the Company's financial instruments, which include accounts receivable, notes receivable, line of credit, accounts payable, accrued salaries and wages, other accrued expenses, income taxes payable and long-term debt approximate their fair values at December 25, 1999 and December 30, 2000.

                          RENAISSANCE WORLDWIDE, INC.

17.   DISCONTINUED OPERATIONS

  On March 10, 2000, the Company sold its Business Strategy Group, a management consulting practice, for $67.9 million which resulted in a gain for the Company of $12.4 million, net of $10.0 million of taxes. Accordingly, the Company reported the results of operations of the Business Strategy Group as discontinued operations in the accompanying financial statements and related notes for all periods shown.

  At December 25, 1999, assets of the Business Strategy Group consisted primarily of accounts receivable, goodwill and deferred income taxes amounting to $47.7 million; and liabilities of $7.8 million consisted primarily of accrued expenses and deferred income taxes. The following are the results of operations for the Business Strategy Group:

                                                                                        Year Ended
                                                                   -------------------------------------------------------
                                                                   December 26,         December 25,         December 30,
                                                                       1998                 1999               2000 (2)
                                                                   ------------         -------------        -------------
                                                                                         (In Thousands)
Revenue                                                                 $ 66,158               $36,096            $ 10,029
Cost of revenue                                                           45,326                21,380               6,159
Selling, general and administrative expenses                              29,643                 9,022               1,743
Restructuring charges (1)                                                 30,398                     -                   -
Interest and other (income) expense, net                                    (318)                  314                   -
Income tax provision (benefit)                                            (4,567)                1,961                 976
                                                                        --------               -------            --------
Income (loss) from Strategy segment, net of tax                          (34,324)                3,419               1,151
Gain on disposal of Strategy segment, net of tax                               -                     -              12,427
                                                                        --------               -------            --------
Net income (loss) from discontinued operations                          $(34,324)              $ 3,419            $ 13,578
                                                                        ========               =======            ========



(1) Includes charges of $27.1 million associated with the write off of goodwill and other costs associated with the Technomics and COBA-UK subsidiaries and $3.3 million in restructuring charges.

(2) Reflects the results of operation through March 10, 2000, the date of sale.

  On October 20, 2000, the Company sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million in cash which resulted in a gain of $23.0 million, net of $12.7 million of taxes. Accordingly, the Company reported the results of the Enterprise Solutions Group as discontinued operations in the accompanying financial statements and related notes for all periods shown.

  The following are the results of operations for the Enterprise Solution Group:

                          RENAISSANCE WORLDWIDE, INC.

                                                                                              Year Ended
                                                                       --------------------------------------------------------
                                                                       December 26,           December 25,          December 30,
                                                                           1998                  1999                 2000 (2)
                                                                       -----------            -----------           -----------
                                                                                             (In Thousands)
Revenue                                                                 $162,722                $171,053             $88,182
Cost of revenue                                                           96,443                 109,911              62,120
Selling, general and administrative expenses                              56,648                  52,791              28,511
Acquisition-related expenses                                               2,188                       -                   -
Restructuring charges (1)                                                    640                       -               1,605
Interest and other (income) expense, net                                     (84)                    175                 476
Income tax provision (benefit)                                             3,416                   3,652                (580)
                                                                        --------                --------             -------
Income (loss) from Enterprise Solutions segment, net of tax                3,471                   4,524              (3,950)
Gain on disposal of Enterprise Solutions segment, net of tax                   -                       -              23,038
                                                                        --------                --------             -------
Net income (loss) from discontinued operations                          $  3,471                $  4,524             $19,088
                                                                        ========                ========             =======


(1)  Represents restructuring charges for redundant personnel and facilities.

(2) Reflects the results of operation through October 20, 2000, the date of sale.

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

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation-- Option Grants in Last Fiscal Year," "Executive Compensation--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Executive Compensation--Employment Agreements" in the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The financial statements and financial statement schedule are filed under
      Item 8 as part of this report.

  Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-03366), the Registrant's Report on Form 10-K for the transition period from June 28, 1997 to December 27, 1997 (File No. 0-28192), the Registrant's Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-28192), and the Registrant's Report on Form 10-K for the fiscal year ended December 25, 1999.


                                 EXHIBIT INDEX

Exhibit
Number                                       Description of Document
-------                                      -----------------------
 2.1(4)     Stock Purchase Agreement among Renaissance Worldwide Strategy Inc., Registrant, Rome Acquisition Corp., and solely for the purposes of Section 10.13 of the agreement, Behrman Capital II, L.P., dated as of February 29, 2000.

 2.2(5)     Stock Purchase Agreement among Cedar USA Holdings, Inc., Cedar Group PLC and Registrant, dated as of September 20, 2000.

 2.3        Asset Acquisition Agreement among Renaissance Worldwide IT Consulting Services, Inc. and GM Acquisition Company, LLC,
            dated as of February 22, 2001.

 3.1(1)     Restated Articles of Organization of Registrant, as filed in Massachusetts on May 13, 1996.

 3.2(2)     Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on July 30, 1997.

 3.3(2)     Articles of Amendment to Restated Articles of Organization, as filed in Massachusetts on January 7, 1998.

 3.4(8)     Certificate of Designation, Preferences and Rights of Preferred Stock as filed in Massachusetts on June 22, 2000.

 3.5        By-Laws of Registrant, as amended and restated on November 20, 1997.

 4.1(1)     Articles 3, 4, 5, and 6 of the Articles of Organization of Registrant (included in Exhibit 3.1).

 4.2(3)     Specimen Stock Certificate.

10.1(4)     Registrant's 1996 Stock Plan. *

10.2(4)     Registrant's 1996 Employee Stock Purchase Plan. *

10.3(3)     1998 Directors Retainer Plan.*

10.4(4)     Registrant's 1998 Acquisition Stock Plan. *

10.5(4)     Registrant's 1998 International Stock Plan. *

10.6        Registrant's 2001 Cash Compensation Plan. *

10.7        Registrant's 2001 Directors Stock Plan (subject to Shareholder approval). *

10.8(1)     Employment Agreement, dated May 1996 between Registrant and G. Drew Conway.*

10.9        Employment Agreement, dated August 2000 between Registrant and Joseph F. Pesce.*

10.10       Employment Agreement, dated August 2000 between Registrant and Christopher D. T. Guiffre.*

10.11(2)    Registration Rights Agreement, dated as of November 26, 1997, by and among, Registrant, Terry L. Hunter, and William M.
            Mercer Incorporated.

10.12(3)    Lease Agreement by and between Waltham 60/10 LLC and Registrant, dated as of June 30, 1998.

10.13(4)    Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., BNY Factoring LLC and the Lenders which are a party to the agreement, dated as of July 15, 1999.

10.14(4)    Pledge and Security Agreement, between Registrant, and Bank of America, N.A., dated as of July 15, 1999.

10.15(4)    First Amendment to Amended and Restated Credit Agreement among Registrant, each of the Lenders which is a party to the agreement, and Bank of America, N.A., dated as of September 25, 1999.

10.16(4)    Second Amendment to Amended and Restated Credit Agreement among Registrant, each of the Lenders which is a party to the agreement, and Bank of America, N.A., dated as of February 25, 2000.

10.17(6)    Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial
            Credit LLC (formerly BNY Factoring LLC), and lenders named within, dated March 25, 2000.

10.18(6)    Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial
            Credit LLC, and lenders named within, dated June 30, 2000.

10.19(6)    Third Amendment to and Limited Waiver of the Amended and Restated Credit Agreement among Registrant, Bank of America,
            N.A., GMAC Commercial Credit LLC, and lenders named within, dated July 14, 2000.

10.20(6)    Fourth Amendment to the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial
            Credit LLC, and lenders named within, dated July 31, 2000.


[CAPTION]

10.21(7)    Fifth Amendment to the Amended and Restated Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial
            Credit LLC, and lenders named within, dated October 12, 2000.

10.22(7)    Termination of Commitments Under Credit Agreement among Registrant, Bank of America, N.A., GMAC Commercial Credit LLC,
            and lenders named within, dated October 20, 2000.


10.23(8)    Rights Agreement dated as of June 13, 2000 between the Company and Fleet National Bank, as Rights Agent.


21          Subsidiaries of Registrant.


23.1        Consent of PricewaterhouseCoopers LLP


99.1        Letter from Nasdaq to Renaissance Worldwide, Inc. regarding possible delisting, dated January 2, 2001.


99.2        Letter from Nasdaq to Renaissance Worldwide, Inc. regarding return to compliance, dated January 31, 2001.

----------------
*   Denotes management contract or compensation arrangements.

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-03366) and incorporated by reference herein.
(2) Filed as an Exhibit to the Registrant's Report on Form 10-K for the transition period from June 28, 1997 to December 27, 1997 (File No. 0-28192).
(3) Filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 26, 1998 (File No. 0-28192).
(4) Filed as an Exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 25, 1999 (File No. 0-28192).
(5)  Filed as an Exhibit to the Registrant's Report on Form 8-K dated
     November 3, 2000 (File No. 0-28192).
(6) Filed as an Exhibit to the Registrant's Report on Form 10-Q, for the quarter ended June 24, 2000 (File No. 0-28192).
(7) Filed as an Exhibit to the Registrant's Report on Form 10-Q, for the quarter ended September 30, 2000 (File No. 0-28192).
(8) Filed as an Exhibit to the Registrant's Report on Form 8-K dated June 21, 2000 (File No. 0-28192).

     (b) A report on Form 8-K was filed on November 3, 2000 reporting the sale of the Enterprise Solutions Group.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Renaissance Worldwide, Inc.

Date: March 15, 2001


                                     By: /s/ G. Drew Conway
                                        ----------------------------------
                                              G. Drew Conway
                                           Chief Executive Officer and
                                        Chairman of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                       Capacity                      Date
---------------------------  ---------------------------------   -----------------


/s/ G. Drew Conway           Chief Executive Officer and          March 15, 2001
-------------------------    Chairman of the Board of
  G. Drew Conway             Directors (Principal
                             Executive Officer)


/s/ Joseph F. Pesce          Executive Vice President, Chief      March 15, 2001
--------------------------   Financial Officer, and
  Joseph F. Pesce            Treasurer (Principal Financial
                             and Accounting Officer)


/s/ Robert P. Badavas        Director                             March 15, 2001
--------------------------
  Robert P. Badavas


/s/ Paul C. O'Brien          Director                             March 15, 2001
--------------------------
  Paul C. O'Brien

                                                                     SCHEDULE II
                          RENAISSANCE WORLDWIDE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

[CAPTION]

                                                                            Deductions
                                                   Additions      --------------------------------
                                     Balance at     Charged        Write-off of    Disposition of    Balance
                                     Beginning    to Costs and    Uncollectible     Discontinued    at End of
                                     of Period      Expenses         Accounts        Operations       Period
                                     ---------    ------------    -------------    --------------   ---------
Allowance for doubtful accounts:
   Year ended December 26, 1998       $ 3,444        $12,703         $ 6,531          $     -        $ 9,616
   Year ended December 25, 1999         9,616         11,659          10,002                -         11,273 (1)
   Year ended December 30, 2000        11,273         18,570          12,459            3,031         14,353


(1)  The December 25, 1999 allowance for doubtful accounts balance includes $929,000 related to discontinued operations
     (see Note 17 of Notes to Consolidated Financial Statements).
