Form 10-Q
period 2001-03-31
RENAISSANCE WORLDWIDE INC
filed 2001-05-02
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period to
                          ----------------------------

                         Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)
                          ---------------------------

     MASSACHUSETTS                                            04-2920563
(State of Incorporation)                                    (IRS Employer
                                                          Identification No.)

                          ---------------------------
                               52 Second Avenue
                               Waltham, MA 02451
                                (781) 290-3000

    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                          ---------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]      NO [_]


  As of April 27, 2001, there were 52,567,027 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                              INDEX TO FORM 10-Q

                                                                        Page
                                                                       --------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet at
            December 30, 2000 and March 31, 2001 (Unaudited)              3

            Condensed Consolidated Statement of Operations
            for the three months ended March 25, 2000 and
            March 31, 2001 (Unaudited)                                    4

            Condensed Consolidated Statement of Cash Flows
            for the three months ended March 25, 2000 and
            March 31, 2001 (Unaudited)                                    5

            Notes to Unaudited Consolidated Financial Statements          6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk   12

PART II.    OTHER INFORMATION                                            12

            SIGNATURES                                                   13


     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In particular, statements that we made below about expected expense savings and expected costs of our restructuring actions are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                      December 30,   March 31,
                                                          2000         2001
                                                      ------------  ---------
                                                                    (unaudited)
                ASSETS
Current assets:
   Cash and cash equivalents                            $ 54,451    $ 41,925
   Accounts receivable, net                               87,777      87,629
   Deferred income taxes                                   4,024       4,024
   Other assets                                            3,608       3,310
   Net assets held for sale                                7,000          --
                                                       ---------   ---------
      Total current assets                               156,860     136,888
Fixed assets, net                                         23,914      20,386
Goodwill and other intangible assets, net                 38,252      37,467
Other assets                                               4,117       6,005
                                                       ---------   ---------
   Total assets                                         $223,143    $200,746
                                                       =========   =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $ 12,300    $ 11,430
   Accrued salaries, wages and related benefit costs      23,331      16,919
   Other accrued expenses                                  7,553       7,803
                                                       ---------   ---------
      Total current liabilities                           43,184      36,152
Other long-term debt and liabilities                         168         128
                                                       ---------   ---------
      Total liabilities                                   43,352      36,280
                                                       ---------   ---------

Stockholders' equity:
   Common stock and additional paid in capital           191,236     191,236
   Accumulated deficit                                    (5,059)    (17,524)
   Treasury stock                                         (6,386)     (9,246)
                                                       ---------   ---------
      Total stockholders' equity                         179,791     164,466
                                                       ---------   ---------
         Total liabilities and stockholders' equity     $223,143    $200,746
                                                       =========   =========

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share data - unaudited)

                                                      For the Quarter Ended
                                                      ---------------------
                                                     March 25,     March 31,
                                                       2000          2001
                                                     ---------     ---------
Revenue                                              $118,336      $ 93,862
Cost of revenue                                        90,787        69,773
                                                     --------      --------
Gross profit                                           27,549        24,089
Selling, general and administrative expenses           35,611        26,608
Restructuring charges and asset writedowns                 --        10,661
                                                     --------      --------
Loss from operations                                   (8,062)      (13,180)
Interest and other expense (income), net                1,623          (715)
                                                     --------      --------
Loss from continuing operations before taxes           (9,685)      (12,465)
Income tax benefit                                     (4,036)           --
                                                     --------      --------
Loss from continuing operations                        (5,649)      (12,465)
Discontinued operations:
   Loss from discontinued operations, net of tax           (5)           --
   Gain on disposal of Strategy segment, net of tax    10,645            --
                                                     --------      --------
Net income (loss)                                    $  4,991      $(12,465)
                                                     ========      ========

Basic and diluted earnings per share:
   Loss from continuing operations                   $  (0.10)     $  (0.23)
   Discontinued operations:
      Loss from discontinued operations                    --            --
      Gain on disposal of Strategy segment               0.19            --
                                                     --------      --------
Net income (loss)                                    $   0.09      $  (0.23)
                                                     ========      ========

Weighted average common shares - basic and diluted     56,705        54,116
                                                     ========      ========

  The accompanying notes are an integral part of these financial statements.

                          RENISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                        For the Quarter Ended
                                                        ---------------------
                                                        March 25,   March 31,
                                                          2000        2001
                                                        ---------   --------
Cash flows from operating activities:
Net income (loss)                                        $  4,991   $(12,465)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for) operating
 activities:
   Depreciation and amortization                            3,666      2,558
   Loss on writedown of fixed assets                           --      3,080
   Gain on disposal of discontinued operations            (10,645)        --
Changes in operating assets and liabilities:
     Accounts receivable                                   (2,069)       148
     Other current assets                                   3,070        298
     Other assets                                            (464)       112
     Accounts payable, accrued expenses and
      other liabilities                                   (18,901)    (7,725)
                                                         --------   --------
      Net cash used for operating activities              (20,352)   (13,994)

Cash flows from investing activities:
   Cash disbursed for acquisitions,
    net of cash acquired                                     (108)        --
   Cash proceeds from the sale of business                 67,699      5,472
   Net decrease in notes receivable                           137         --
   Purchases of fixed assets                               (3,099)    (1,144)
                                                         --------   --------
     Net cash provided by investing activities             64,629      4,328

Cash flows from financing activities:
   Net borrowings on revolving credit facilities            1,086         --
   Principal payments on long-term debt                   (51,296)        --
   Purchase of treasury stock                                  --     (2,860)
   Proceeds from exercise of stock options and
    purchase plans                                          1,148         --
                                                         --------   --------
     Net cash used for financing activities               (49,062)    (2,860)

   Effect of exchange rate changes on cash and
    cash equivalents                                         (290)        --
                                                         --------   --------
   Net decrease in cash and cash equivalents               (5,075)   (12,526)
   Cash and cash equivalents, beginning of period          10,605     54,451
                                                         --------   --------
   Cash and cash equivalents, end of period              $  5,530   $ 41,925
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

     During the fourth quarter of 2000, the Company decided to sell the majority of an ITCS solutions group known as Align360. This transaction closed on February 23, 2001, resulting in proceeds to the Company of approximately $5.5 million and the Company retained a 25% equity interest in the existing business, valued at $2.0 million. The fair market value of the assets was less than the Company's historical carrying value and resulted in the Company recording an asset writedown of $8.2 million in the fourth quarter of 2000 and an additional loss on the sale of $0.3 million in the first quarter of 2001. This transaction is not expected to have a material effect upon the Company's results of operations.

 Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

 Interim Financial Statements

     The consolidated balance sheet at March 31, 2001 and consolidated statements of operations and of cash flows for the three month periods ended March 25, 2000 and March 31, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 30, 2000 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2000, which are contained in the Company's 2000 Report on Form 10-K.

 Earnings Per Share

     Earnings (loss) per share-basic is calculated based upon the weighted average number of common shares actually outstanding, and earnings (loss) per share-diluted is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. Potential common stock for the three months ended March 25, 2000 and March 30, 2001 was 855,000 and 3,000 shares, respectively, and has been excluded from the calculation of diluted earnings per share, as its effect would be anti-dilutive.

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 Other Comprehensive Income

     The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income." This Statement requires disclosure of comprehensive income and its components in interim and annual reports. For the quarter ended March 25, 2000, accumulated other comprehensive income (expense) items included in stockholders' equity consisted of translation adjustments of $(0.8 million).

2.    LONG-TERM DEBT

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

     On February 25, 2000, the Company and the banks signed a second amendment to the Credit Facility which permitted the Company to complete its sale of the Business Strategy Group and JDA, and amended certain financial covenants to reflect the sale of the businesses. On March 14, 2000, the Company used $60.0 million of the proceeds that it received from the sale of its Business Strategy Group to repay the $50.0 million Term Loan and $10.0 million of borrowings under the Revolving Credit Facility. Based upon the results for the first quarter of 2000, the Company and the banks signed a third amendment to the Credit Facility waiving the financial covenants for the first quarter of 2000 until July 31,
2000.   On July 31, 2000, the Company and the banks signed a fourth amendment to the Credit Facility which reduced the Revolving Credit Facility to $70 million from $100 million, revised the term of the Credit Facility to November 30, 2000 from July 15, 2002, waived the financial covenant violation for the first quarter of 2000, and amended the financial covenants for the second and third quarter of 2000. In connection with the sale of the Enterprise Solutions Group, the Company and the banks signed a fifth amendment to the Credit Facility on October 19, 2000, which required the repayment by the Company of all outstanding obligations with proceeds from the sale, and the contemporaneous termination of the Credit Facility in its entirety. The Company used approximately $33.8 million of its proceeds to repay all outstanding obligations under the Credit Facility on October 20, 2000 and the Credit Facility was terminated.

3.  RESTRUCTURING CHARGES AND ASSET WRITEDOWNS.

     In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. The Company anticipates realizing approximately $18 million in annualized expense savings in connection with these actions. As of March 31, 2001, the Company has $6.1 million

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

accrued for remaining costs in connection with these actions and previous facility closings. The Company expects to make restructuring related payments of approximately $4.4 million for the second quarter of 2001 and $0.3 million each quarter thereafter, depending on the timing and success of subleasing vacated facilities.

4.  DISCONTINUED OPERATIONS.

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

     The results of the Business Strategy Group and the Enterprise Solutions Group for the period ended March 25, 2000 were as follows:

                                                           For the Period
                                                               Ended
                                                              March 25,
                                                                2000
                                                           --------------
                                                           (In thousands)
Revenue                                                    $      41,526
Cost of revenue                                                   28,532
Selling, general and adminsitrative expenses                      12,223
Interest expense, net                                                (30)
Income tax provision (benefit)                                       806
                                                           --------------
Income from discontinued operations, net of tax                       (5)
Gain on disposal of discontinued operations, net of tax           10,645
                                                           --------------
Net income                                                 $      10,640
                                                           ==============
5.  SEGMENT REPORTING

     The Company's has two primary business segments: ITCS and GovConnect. After the disposition of the Enterprise Solutions Group on October 20, 2000, the Company conducts business mainly in the United States. The following presents information about reported segments for the quarters ended March 25, 2000 and March 31, 2001.

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                         For the Quarter Ended
                                                         ---------------------
                                                         March 25,   March 31,
                                                           2000        2001
                                                         ---------   ---------
Revenues (1):                                                (In thousands)
 GovConnect                                              $  10,186   $  10,279
 ITCS                                                      108,150      83,583
                                                         ---------   ---------
  Total                                                  $ 118,336   $  93,862
                                                         =========   =========

Income (loss) from operations (1)(2):
 GovConnect                                              $  1,114    $  (1,438)
 ITCS                                                       2,251       (5,777)
                                                         --------    ---------
   Total                                                 $  3,365    $  (7,215)
                                                         ========    =========

Corporate expenses (2)(3)                                $ 11,427    $   5,965
Interest and other expense (income), net                    1,623         (715)
                                                         --------    ---------
  Total loss before taxes                                $ (9,685)   $ (12,465)
                                                         ========    =========


(1) Intersegment revenues were not material and have been eliminated in the above presentation.
(2) Includes the allocation of the $10.7 million restructuring charge and asset writedowns for the quarter ended March 31, 2001 to GovConnect ($0.1 million), ITCS ($6.7 million) and Corporate ($3.9 million).
(3) Effective in January 2001, certain back office operations, functions and expenses have been included in the ITCS segment which were previously reported as corporate expense. These back office operations, functions and expenses historically were supporting multiple business segments but no longer are as a result of the sale of the Business Strategy and Enterprise Solutions Groups in 2000 as well as the restructuring that took place in January 2001. The Company is not able to restate its historical results on a comparable basis.

                          RENAISSANCE WORLDWIDE, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 25, 2000 AND MARCH 31, 2001

     Revenue. Total revenue decreased 20.7% to $93.9 million for the first quarter of 2001 from $118.3 million in the first quarter of 2000. This revenue decrease was primarily attributable to a 22.7% decrease in the ITCS Group's revenue which decreased to $83.6 million in 2001 from $108.2 million in 2000 as GovConnect revenue increased 1% to $10.3 million in 2001 from $10.2 million in 2000. The Company believes that the decrease in the ITCS Group's revenue is attributable to industry concerns in the high technology sector which has resulted in delays in the start of new projects.

     Gross Profit. Gross profit decreased 12.6% to $24.1 million for the first quarter of 2001 from $27.5 million for the comparable prior period. As a percentage of revenue, gross profit increased to 25.7% for the period compared to 23.3% for the comparable prior period. This increase in gross profit percentage was attributable to an increase in ITCS margins as it experienced an increase in its utilization rate partially offset by a decrease in GovConnect margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 25.3% to $26.6 million for the first quarter of 2001 from $35.6 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 28.4% from 30.1% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to resize support functions to match the lower revenue levels discussed above.

     Restructuring Charges and Asset Writedowns. In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. The Company anticipates realizing approximately $18 million in annualized expense savings in connection with these actions. The Company expects to make restructuring related payments of approximately $4.4 million for the second quarter of 2001 and $0.3 million each quarter thereafter, depending on the timing and success of subleasing vacated facilities. The table below shows the activity of the Company's restructuring related accounts for the quarter ended March 31, 2001:

                        Beginning                                      Ending
                         Balance                                       Balance
                       December 30,                                    March 31,
                          2000        Provisions      Utulization        2001
                       -----------    ----------      -----------     ---------
                                            (In thousands)
Excess facilities      $       839    $    2,679      $       950     $   2,568
Losses on leased and
 purchased fixed assets         --         4,436            3,080         1,356
Severance and related
 benefits                       --         3,296            1,136         2,160
Loss on disposal of
 Align360                       --           250              250            --
                       -----------    ----------      -----------     ---------
                       $       893    $   10,661      $     5,416     $   6,084
                       ===========    ==========      ===========     =========

    Interest and Other Expense (Income), Net.   Interest and other expense
(income), net, increased to income of $0.7 million for the first quarter of 2001 from $1.6 million of expense for the comparable prior period. This increase was due to the repayment of all borrowings under the Company's former Credit Facility in 2000 from the proceeds of the sale of the Business Strategy Group and Enterprise Solutions Group and the investing of excess cash.

     Income tax benefit. The Company did not record an income tax benefit for the first quarter of 2001 as it has historically reported losses from continuing operations over the last three fiscal years and currently expects that it will not return to profitability in the near term. Therefore, the Company cannot reasonably be assured that it will realize any income tax benefit from its current losses in the future, and as such, has not benefited these losses for income tax purposes. The Company does not currently anticipate recording a tax benefit for the current fiscal year.

                          RENAISSANCE WORLDWIDE, INC.


     Discontinued Operations. On March 10, 2000, the Company sold its Business Strategy Group, a management consulting practice, for $67.9 million which resulted in a gain for the Company of $12.4 million ($10.6 million recorded in the first quarter of 2000 and $1.8 million in the second quarter of 2000), net of $10.0 million of taxes. On October 20, 2000, the Company sold its Enterprise Solutions Group, a worldwide information management consulting group and provider of enterprise business solutions, for $78.4 million in cash which resulted in a gain of $23.0 million, net of $12.7 million of taxes (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES

     The Company had negative cash flow from operations of $14.0 million for the three months ended March 31, 2001. The negative operating cash flow was primarily due to the decrease in the Company's operating performance associated with the non recurring charge recorded in the first quarter 2001 and a decrease of $7.7 million in accounts payable, accrued expenses and other liabilities due primarily to payments of year-end liabilities and certain contingent earnout arrangements.

     The Company had cash flow of $4.3 million from investing activities for the three months ended March 31, 2001 due primarily to the sale of the ITCS solutions group known as Align360 for $5.5 million, offset by purchases of fixed assets of $1.1 million.

     The Company used $2.9 million of cash flow for financing activities for the three months ended March 31, 2001 for the purchase of treasury stock. During 2000 and early 2001, the Board of Directors authorized the Company to repurchase up to eight million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. The Company repurchased 4,987,812 shares through April 12, 2001 for an aggregate purchase price of $7.0 million. In the second quarter 2001, the Company temporarily suspended its stock repurchase program as it had not been effective in supporting the Company's stock price and was determined not the best use of the Company's cash.

     The Company received a letter dated April 27, 2001 from Nasdaq notifying the Company of its non-compliance with listing requirements due to the Company's common stock failing to maintain a minimum bid price of $1.00 during the last 30 consecutive trading days. The letter states that the Company will have until July 26, 2001 to regain compliance, or it will be provided with written notification that its securities will be delisted. The letter further states that the Company may appeal such a decision. While the Company believes that it will be able to regain compliance by completing its proposed reverse stock split which will be voted on by the Company's shareholders at its 2001 Annual Meeting of Stockholders on May 3, 20001, there can be no assurance that it will be able to do so.

     The Company currently does not have a credit facility and relies on cash and cash flow from operations to fund its liquidity needs. The Company anticipates that its primary use for funds in future periods will be for funding working capital to support operations, including the funding of $6.1 million of restructuring costs associated with severance and facility obligations remaining at March 31, 2001, and the funding of capital expenditures of approximately $4 million to $8 million over the next twelve months, primarily related to information technology needs. In addition, the Company's stock repurchase program, if re-initiated, could use an additional $3 million to $5 million of cash, depending on the value of the Company's stock at the time of purchase, should the Company elect to repurchase its stock in the open market. In connection with certain of its acquisitions, the Company is obligated to make certain contingent payments over the next several years, including approximately $2.5 million which the Company currently is required to pay over the next 12 months. While the Company believes that its cash balance at March 31, 2001 of $41.9 million, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated liquidity needs for at least the next 12 months, no assurance can be given this will be sufficient or that the Company will be able to secure financing if necessary.

                          RENAISSANCE WORLDWIDE, INC.


Certain Factors That May Affect Future Operating Results

     The foregoing section of the Company's Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements regarding risks and uncertainties. The Company's actual performance and results may differ materially due to many important factors, including, but not limited to, revenue deterioration, lack of profitability, potential delisting, general economic conditions, employment liability risks, and the like. For additional and more comprehensive discussions of the risks associated with ownership of Common Stock of the Company, please see the Risk Factors section of the Company's Report on Form 10-K, filed on March 16, 2001. As a result of these and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not currently exposed to certain customary risks, such as foreign currency fluctuations and changes in interest rates on its borrowings, or equity price risk. The Company does not have exposure to foreign currency fluctuations because its international operations were sold as part of the sale of the Enterprise Solutions Group on October 20, 2000. The Company does not currently have exposure to changes in interest rates on borrowings because it repaid and terminated its revolving credit facility on October 20, 2000. The Company does not have exposure to equity price risk because it does not purchase equity securities of other companies. Although the Company owns a small number of equity securities of other companies obtained in connection with certain divestitures, the aggregate number and value of such securities is immaterial. The Company does not engage in trading market risk sensitive instruments for speculative purposes. There have been no material changes in market risk exposures from the information disclosed in the Form 10-K for the year ended December 30, 2000.


PART II.   OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS
        Not applicable

ITEM 2--CHANGE IN SECURITIES
        Not applicable

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
        Not applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Non applicable

ITEM 5--OTHER INFORMATION
        Not applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
     a.   Exhibits
     99.1 Letter from Nasdaq to Registrant regarding possible delisting, dated April 27, 2001.

     b. Reports on Form 8-K
        Not applicable

                          RENAISSANCE WORLDWIDE, INC.


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Renaissance Worldwide, Inc.
                                  (Registrant)



Date: May 2, 2001        By:                  /s/   G. Drew Conway
                              ------------------------------------------------
                                             G. Drew Conway,
                                  Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

Date: May 2, 2001        By:                 /s/   Joseph  F. Pesce
                              ------------------------------------------------
                                            Joseph F. Pesce,
                          Executive Vice President of Finance, Chief Financial
                                          Officer and Treasurer