Form 10-Q
period 2001-06-30
RENAISSANCE WORLDWIDE INC
filed 2001-08-07
CIK 1012123

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 _____________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the transition period to
                                 _____________

                        Commission File Number 0-28192

                          RENAISSANCE WORLDWIDE, INC.

            (Exact name of registrant as specified in its charter)
                                 _____________


            Massachusetts                                        04-2920563
       (State of Incorporation)                                (IRS Employer
                                                            Identification No.)

                                 _____________

                               52 Second Avenue
                               Waltham, MA 02451
                                (781) 290-3000

    (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)
                                 _____________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO  [_]


     As of August 3, 2001, there were 52,902,540 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                              INDEX TO FORM 10-Q

                                                                                                                Page
                                                                                                                ----
PART 1     FINANCIAL INFORMATION

Items      Financial Statements

           Condensed Consolidated Balance Sheet at December 30, 2000 and June 30, 2001
           (Unaudited)                                                                                           3

           Condensed Consolidated Statement of Operations for the three and six months ended June 24,
           2000 and June 30, 2001 (Unaudited)                                                                    4


           Condensed Consolidated Statement of Cash Flows for the six months ended June 24, 2000 and
           June 30, 2001 (Unaudited)                                                                             5


           Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           14

PART II.   OTHER INFORMATION                                                                                    15

           SIGNATURES                                                                                           16


     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In particular, statements that we make below about expected expense savings and expected costs of our restructuring actions are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Certain Factors That May Affect Future Operating Results," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.

                          RENAISSANCE WORLDWIDE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                         December 30,                   June 30,
                                                                             2000                         2001
                                                                        ---------------             ---------------
                                    ASSETS                                                            (unaudited)
Current assets:
 Cash and cash equivalents                                              $       54,451                $      57,559
 Accounts receivable, net                                                       87,777                       70,554
 Deferred income taxes                                                           4,024                        4,024
 Other assets                                                                    3,608                        2,994
 Net assets held for sale                                                        7,000                            -
                                                                        --------------                -------------
  Total current assets                                                         156,860                      135,131
Fixed assets, net                                                               23,914                       20,042
Goodwill and other intangible assets, net                                       38,252                       36,682
Other assets                                                                     4,117                        6,001
                                                                        --------------                -------------
      Total assets                                                      $      223,143                $     197,856
                                                                        ==============                =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $       12,300                $      10,518
 Accrued salaries, wages and related benefit costs                              23,331                       20,243
 Other accrued expenses                                                          7,553                        5,546
                                                                        --------------                -------------
  Total current liabilities                                                     43,184                       36,307
 Other long-term debt and liabilities                                              168                          115
                                                                        --------------                -------------
  Total liabilities                                                             43,352                       36,422
                                                                        --------------                -------------

Stockholders' equity:
 Common stock and additional paid in capital                                   191,236                      191,466
 Accumulated deficit                                                            (5,059)                     (20,654)
 Treasury stock                                                                 (6,386)                      (9,378)
                                                                        --------------                -------------
  Total stockholders' equity                                                   179,791                      161,434
                                                                        --------------                -------------
     Total liabilities and stockholders' equity                         $      223,143                $     197,856
                                                                        ==============                =============

  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (In thousands except per share data - unaudited)

                                                                        For the Quarter Ended          For the Six Months Ended
                                                                      -------------------------      ---------------------------
                                                                       June 24,        June 30,        June 24,         June 30,
                                                                         2000            2001            2000             2001
                                                                      ----------     -----------      -----------     -----------
Revenue                                                                $  113,232     $   80,015       $ 231,568       $  173,877
Cost of revenue                                                            83,441         58,868         174,228          128,641
                                                                       ----------     ----------       ---------       ----------
Gross profit                                                               29,791         21,147          57,340           45,236
Selling, general and administrative expenses                               33,997         25,080          69,608           51,688
Restructuring charges and asset writedowns                                  6,810              -           6,810           10,661
                                                                       ----------     ----------       ---------       ----------
Loss from operations                                                      (11,016)        (3,933)        (19,078)         (17,113)
Interest and other expense (income), net                                      756           (803)          2,379           (1,518)
                                                                       ----------     ----------       ---------       ----------
Loss from continuing operations before taxes                              (11,772)        (3,130)        (21,457)         (15,595)
Income tax benefit                                                         (4,892)             -          (8,928)               -
                                                                       ----------     ----------       ---------       ----------
Loss from continuing operations, net of tax                                (6,880)        (3,130)        (12,529)         (15,595)
Loss from discontinued operations, net of tax                              (1,252)             -          (1,257)               -
Gain on disposal of Strategy segment, net of tax                            1,782              -          12,427                -
                                                                       ----------     ----------       ---------       ----------
Net loss                                                               $   (6,350)    $   (3,130)      $  (1,359)      $  (15,595)
                                                                       ==========     ==========       =========       ==========
Basic and diluted earnings per share:
 Loss from continuing operations                                       $    (0.12)    $    (0.06)      $   (0.22)      $    (0.29)
 Loss from discontinued operations                                          (0.02)             -           (0.02)               -
 Gain on disposal of Strategy segment                                        0.03              -            0.22                -
                                                                       ----------     ----------       ---------       ----------
 Net loss                                                              $    (0.11)    $    (0.06)      $   (0.02)      $    (0.29)
                                                                       ==========     ==========       =========       ==========

Weighted average common shares - basic and diluted                         56,253         52,690          56,479           53,403
                                                                       ==========     ==========       =========       ==========


  The accompanying notes are an integral part of these financial statements.

                          RENAISSANCE WORLDWIDE, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                                  Six Months Ended
                                                                                               ----------------------
                                                                                                 June 24,    June 30,
                                                                                                   2000        2001
                                                                                               ----------- ----------
Cash flows from operating activities:
 Net loss                                                                                       $   (1,359)  $  (15,595)
 Adjustments to reconcile net loss to net cash provided by
 (used for) operating activities:
    Depreciation and amortization                                                                    6,801        4,626
    Loss on writedown of fixed assets                                                                  294        3,130
    Gain on disposal of discontinued operations                                                    (12,427)           -
 Changes in operating assets and liabilities:
     Accounts receivable                                                                            (3,236)      17,223
     Other current assets                                                                              139          614
     Other assets                                                                                   (2,009)         116
     Accounts payable, accrued expenses and other liabilities                                      (19,072)      (7,583)
                                                                                                 ---------   ----------
        Net cash provided by (used for) operating activities                                       (30,869)       2,531

Cash flows from investing activities:
 Cash disbursed for acquisitions, net of cash acquired                                                (650)           -
 Cash proceeds from the sale of businesses                                                          68,797        5,472
 Net decrease in notes receivable                                                                      279            -
 Purchases of fixed assets                                                                          (6,304)      (2,083)
                                                                                                 ---------   ----------
        Net cash provided by investing activities                                                   62,122        3,389

Cash flows from financing activities:
 Net borrowings on revolving credit facilities                                                      15,286            -
 Principal payments on long-term debt                                                              (51,406)           -
 Purchase of treasury stock                                                                         (3,086)      (2,992)
 Proceeds from exercise of stock options and purchase plans                                          1,735          230
                                                                                                 ---------   ----------
        Net cash used for financing activities                                                     (37,471)      (2,762)

Effect of exchange rate changes on cash and cash equivalents                                          (278)           -
                                                                                                 ----------  ----------
Net increase (decrease) in cash and cash equivalents                                                (6,496)       3,158
Cash and cash equivalents, beginning of period                                                      10,605       54,451
                                                                                                 ---------   ----------
Cash and cash equivalents, end of period                                                         $   4,109   $   57,609
                                                                                                 =========   ==========

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

  Recent Development

     On June 21, 2001, the Company announced that it signed a definitive merger agreement with Registry Holding Company, Inc. and Redwood Acquisition Corp. ("Redwood Acquisition"), corporations formed by the Company's Chairman and Chief Executive Officer, G. Drew Conway, who is also a 22% stockholder of the Company. As a result of the merger, each outstanding share of Renaissance common stock, other than shares held by Mr. Conway, certain trusts for the benefit of Mr. Conway's children, a charitable foundation organized by Mr. Conway and treasury shares, will be converted into the right to receive $1.65 in cash. The merger constitutes a "going private" transaction for the Company under the federal securities laws. Following the merger, Renaissance common stock will no longer be publicly traded or quoted on the Nasdaq National Market ("Nasdaq"). Renaissance will also no longer be required to file periodic and other reports with the United States Securities and Exchange Commission and will formally terminate its reporting obligations under the Securities Exchange Act of 1934.

     The transaction is conditioned upon, among other things, approval of the stockholders of Renaissance, receipt of financing and certain regulatory approvals. The transaction will be accounted for under the purchase method of accounting, and is expected to be completed late in the third quarter or early in the fourth quarter of 2001.

     The transaction will be financed with Mr. Conway's shares of Renaissance common stock, cash held by Renaissance at the time of the merger and cash to be provided by a revolving credit facility for which a commitment has been received by Mr. Conway. At the close of the transaction, Redwood Acquisition would merge with and into Renaissance with Renaissance as the surviving corporation.

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  Interim Financial Statements

     The consolidated balance sheet at June 30, 2001 and consolidated statements of operations and of cash flows for the six month periods ended June 24, 2000 and June 30, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 30, 2000 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2000, which are contained in the Company's 2000 Report on Form 10-K.

  Earnings Per Share

     Earnings (loss) per share-basic is calculated based upon the weighted average number of common shares actually outstanding, and earnings (loss) per share-diluted is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. Potential common stock for the three and six months ended June 24, 2000 and the three and six months ended June 30, 2001 was 81,000, 470,000, 7,000 and 5,000 shares, respectively. Potential common stock has been excluded from the calculation of diluted earnings per share, as its effect would be anti-dilutive.

  Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


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

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


3. Restructuring Charges and Asset Writedowns.

     In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. As of June 30, 2001, the Company has $2.7 million accrued for remaining costs in connection with these actions and previous facility closings. The Company expects to make restructuring related payments of approximately $1.5 million for the third quarter of 2001 and $0.5 million each quarter thereafter, depending on the timing and success of subleasing vacated facilities.


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

     The results of the Business Strategy Group and the Enterprise Solutions Group for the three and six months ended June 24, 2000 were as follows:

                          RENAISSANCE WORLDWIDE, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             For the               For the
                                                                                          Three Months            Six Months
                                                                                              Ended                 Ended
                                                                                          June 24, 2000         June 24, 2000
                                                                                       --------------------   ------------------
                                                                                                     (In thousands)
Revenue                                                                                  $        30,557        $         72,083
Cost of revenue                                                                                   21,658                  50,190
Selling, general and administrative expenses                                                       8,653                  20,876
Restructuring charges                                                                              1,605                   1,605
Interest expense, net                                                                                 77                      47
Income tax provision (benefit)                                                                      (184)                    622
                                                                                         ----------------       -----------------
Loss from discontinued operations, net of tax                                                     (1,252)                 (1,257)
Gain on disposal of discontinued operations, net of tax                                            1,782                  12,427
                                                                                         ----------------       -----------------
Net results of discontinued operations                                                   $           530        $         11,170
                                                                                         ================       =================


5. Segment Reporting

     The Company has two primary business segments: ITCS and GovConnect. After the disposition of the Enterprise Solutions Group on October 20, 2000, the Company conducts business mainly in the United States. The following presents information about reported segments for the three and six months ended June 24, 2000 and June 30, 2001.

                                                              For the  Quarter Ended                     For the Six Months Ended
                                                         --------------------------------               ----------------------------
                                                            June 24,             June 30,                June 24,         June 30,
                                                              2000                 2001                    2000             2001
                                                          -----------           ----------              -----------      -----------
                                                                  (In thousands)                              (In thousands)
Revenues (1):
  GovConnect                                              $   10,562            $  10,305               $   20,748       $   20,584
  ITCS                                                       102,670               69,710                  210,820          153,293
                                                          -----------           ----------              -----------      -----------
    Total                                                 $  113,232            $  80,015               $  231,568       $  173,877
                                                          ===========           ==========              ===========      ===========
Income (loss) from operations (2):
  GovConnect                                              $      (35)           $    (493)              $    1,079       $   (1,931)
  ITCS                                                         3,768                  (31)                   6,019           (5,808)
                                                          -----------           ----------              -----------      -----------
    Total                                                      3,733                 (524)                   7,098           (7,739)

Corporate expenses (2) (3)                                    14,749                3,409                   26,176            9,374
Interest and other expense (income), net                         756                 (803)                   2,379           (1,518)
                                                          -----------           ----------              -----------      -----------
    Total loss before taxes                               $  (11,772)           $  (3,130)              $  (21,457)      $  (15,595)
                                                          ===========           ==========              ===========      ===========

(1) Intersegment revenues were not material and have been eliminated in the above presentation.
(2) Income (loss) from operations for the six months ended June 30, 2001 include the allocation of $10.7 million restructuring charge and asset writedowns to GovConnect ($0.1 million), ITCS ($6.7 million) and Corporate ($3.9 million). Income

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     (loss) from operations for the three and six months ended June 24, 2000 include the allocation of $6.8 million restructuring charge and asset writedowns to ITCS ($2.9 million) and Corporate ($3.9 million).
(3) Effective in January 2001, certain back office operations, functions and expenses have been included in the ITCS segment which were previously reported as corporate expense. These back office operations, functions and expenses historically were supporting multiple business segments but no longer are as a result of the sale of the Business Strategy and Enterprise Solutions Groups in 2000 as well as the restructuring that took place in January 2001. The Company is not able to restate its historical results on a comparable basis.

                          RENAISSANCE WORLDWIDE, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 24, 2000 and June 30, 2001

     Revenue. Total revenue decreased 29.3% to $80.0 million for the second quarter of 2001 from $113.2 million in the second quarter of 2000. This revenue decrease was primarily attributable to a 32.1% decrease in ITCS revenue which decreased to $69.7 million in 2001 from $102.7 million in 2000 as GovConnect revenue decreased 2.4% to $10.3 million in 2001 from $10.6 million in 2000. The Company believes that the decrease in the ITCS revenue is attributable to industry concerns in the high technology sector which has resulted in a reduction of IT projects.

     Gross Profit. Gross profit decreased 29.0% to $21.1 million for the second quarter of 2001 from $29.8 million for the comparable prior period. As a percentage of revenue, gross profit increased to 26.4% for the period compared to 26.3% for the comparable prior period. This increase in gross profit percentage was attributable to an increase in ITCS margins as it experienced an increase in its utilization rate partially offset by a decrease in GovConnect margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 26.2% to $25.1 million for the second quarter of 2001, from $34.0 million for the comparable prior period, and include approximately $1.0 million of professional fees related to the going private transaction. As a percentage of revenue, selling, general and administrative expenses increased to 31.3% from 30.0% for the comparable prior period. Despite the reduction in total amounts expended, selling, general and administrative expenses increased as a percentage of a lower revenue base.

     Restructuring charges and asset writedowns. In the second quarter of 2000, the Company recorded a restructuring charge of $6.8 million associated mainly with severance and facility closings, in connection with the Company's efforts to re-size its businesses based upon its extended outlook.

     Interest and Other Expense (Income), Net. Interest and other expense (income), net, increased to income of $0.8 million for the second quarter of 2001 from $0.8 million of expense for the comparable prior period. This increase was due to the repayment of all borrowings under the Company's former Credit Facility in 2000 from the proceeds of the sale of the Business Strategy Group and Enterprise Solutions Group and the investment of excess cash.

     Income tax benefit. The Company did not record an income tax benefit for the second quarter of 2001 as it has historically reported losses from continuing operations over the last three fiscal years and currently expects that it will not return to profitability in the near term. Therefore, the Company cannot reasonably be assured that it will realize any income tax benefit from its current losses in the future, and as such, has not benefited these losses for income tax purposes. The Company does not currently anticipate recording a tax benefit for the current fiscal year.

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

Six months ended June 24, 2000 and June 30, 2001

     Revenue. Total revenue decreased 24.9% to $173.9 million for the first six months of 2001 from $231.6 million in the first six months of 2000. This revenue decrease was attributable to a 27.3% decrease in ITCS revenue which decreased to $153.3 million in 2001 from $210.8 million in 2000 and a 1% decrease in GovConnect revenue to $20.6 million in 2001 from $20.7 million in 2000. The Company believes that the decrease in the ITCS revenue is attributable to industry concerns in the high technology sector which has resulted in a reduction of IT projects.

     Gross Profit. Gross profit decreased 21.1% to $45.2 million for the first six months of 2001 from $57.3 million for the comparable prior period. As a percentage of revenue, gross profit increased to 26.0% for the period compared to 24.8% for the comparable prior period. This increase in gross profit percentage was attributable to an increase in ITCS margins as it experienced an increase in its utilization rate, which was partially offset by a decrease in GovConnect margins.

                          RENAISSANCE WORLDWIDE, INC.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 25.7% to $51.7 million for the first six months of 2001 from $69.6 million for the comparable prior period. As a percentage of revenue, selling, general and administrative expenses decreased to 29.7% from 30.1% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above.

     Restructuring Charges and Asset Writedowns. In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. The Company anticipates realizing approximately $18 million in annualized expense savings in connection with these actions. The Company expects to make restructuring related payments of approximately $1.5 million for the third quarter of 2001 and $0.5 million each quarter thereafter, depending on the timing and success of subleasing vacated facilities. The table below shows the activity of the Company's restructuring related accounts for the six months ended June 30, 2001:

                                                     Beginning                                                       Ending
                                                      Balance                                                        Balance
                                                    December 30,                                                     June 30,
                                                       2000              Provisions          Utilization               2001
                                                   --------------      --------------     -----------------     -----------------
                                                                                           (In thousands)
   Excess facilities                               $          839      $        2,679     $           2,224     $           1,294
   Losses on leased and purchased fixed assets                  -               4,436                 3,282                 1,154
   Severance and related benefits                               -               3,296                 3,038                   258
   Loss on disposal of Align360                                 -                 250                   250                     -
                                                   --------------      --------------     -----------------     -----------------
                                                   $          839      $       10,661     $           8,794     $           2,706
                                                   ==============      ==============     =================     =================

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

     Interest and Other Expense, Net. Interest and other expense (income), net, increased to income of $1.5 million for the first six months of 2001 from $2.4 million expense for the comparable prior period. This increase was due to the repayment of all borrowings under the Company's former Credit Facility in 2000 from the proceeds of the sale of the Business Strategy Group and Enterprise Solutions Group and the investing of excess cash.

Liquidity and Capital Resources

     The Company had cash flow from operations of $ 2.5 million for the six months ended June 30, 2001, due primarily to a decrease of $17.2 million in accounts receivable, offset by a net operating loss which includes the non recurring charge of $10.7 million recorded in the first quarter of 2001.

     The Company had cash flow of $3.4 million from investing activities for the six months ended June 30, 2001 due primarily to the sale of the ITCS solutions group known as Align360 for $5.5 million, offset by purchases of fixed assets of $2.1 million.

                          RENAISSANCE WORLDWIDE, INC.

     The Company used $2.8 million of cash flow for financing activities for the six months ended June 30, 2001, primarily for the purchase of treasury stock. During 2000 and early 2001, the Board of Directors authorized the Company to repurchase up to eight million shares of its common stock. The stock may be bought from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. The Company repurchased 4,987,812 shares through April 12, 2001 for an aggregate purchase price of $7.0 million. In the second quarter 2001, the Company temporarily suspended its stock repurchase program as it had not been effective in supporting the Company's stock price and was determined not the best use of the Company's cash.

     The Company received a letter dated April 27, 2001 from Nasdaq notifying the Company of its non-compliance with listing requirements due to the Company's common stock failing to maintain a minimum bid price of $1.00 during the last 30 consecutive trading days. The letter stated that the Company had until July 26, 2001 to regain compliance, or it would be provided with written notification that its securities would be delisted. The Company regained compliance on July 10, 2001 but there is no assurance that its common stock will continue to maintain a minimum bid price of $1.00.

     The Company currently does not have a credit facility and relies on cash and cash flow from operations to fund its liquidity needs. The Company anticipates that its primary use for funds in future periods will be for funding working capital to support operations, including the funding of $2.7 million of restructuring costs associated with severance and facility obligations remaining at June 30, 2001, and the funding of capital expenditures of approximately $4 million to $6 million over the next twelve months, primarily related to information technology needs. In connection with certain of its acquisitions, the Company is obligated to make certain contingent payments over the next several years, including approximately $2.5 million which the Company currently is required to pay over the next 12 months. While the Company believes that its cash balance at June 30, 2001 of $57.6 million, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated liquidity needs for at least the next 12 months, no assurance can be given this will be sufficient or that the Company will be able to secure financing if necessary.

Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements. SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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


Part II.   Other Information

Item 1--Legal Proceedings
        Not applicable

Item 2--Change in Securities
        Not applicable

Item 3--Defaults Upon Senior Securities
        Not applicable

Item 4--Submission of Matters to a Vote of Security Holders
        The Company conducted its Annual Meeting of Shareholders on May 3, 2001. Mr. G. Drew Conway was re-elected as a Class III director at the Meeting with 43,194,481 shares voted in favor of such re-election. Mssrs. Paul
        C. O'Brien and Robert P. Badavas have terms of office that extend beyond the Meeting and, therefore, did not stand for re-election at the Meeting. Proposal #2 to adopt the 2001 Directors Stock Plan was approved by a vote of 39,102,159 votes for, 14,206,585 votes against and 100,914 abstentions. Proposal #3 to approve a reverse stock split in a range between one-for-four and one-for-six was approved by a vote of 47,650,084 votes for, 3,434,454 votes against and 2,325,120 abstentions.


Item 5--Other Information
        Not applicable

Item 6--Exhibits and Reports on Form 8-K
        a.   Exhibits
        10.1 Indemnification Agreement, dated as of April 13, 2001, between the Company and Paul C. O'Brien.

        10.2 Indemnification Agreement, dated as of April 13, 2001, between the Company and Robert P. Badavas.

        10.3 Indemnification Agreement, dated as of April 13, 2001, between the Company and Joseph F. Pesce.

        10.4 Indemnification Agreement, dated as of April 13, 2001, between the Company and Christopher D.T. Guiffre.

        b.   Reports on Form 8-K

        On June 22, 2001, the Company filed a Current Report on Form 8-K dated June 21, 2001, reporting under Item 5 (Other Event) the execution of an Agreement and Plan of Merger among the Company, Registry Holding Company, Inc., a Delaware corporation, and Redwood Acquisition Corp., a Massachusetts corporation ("Sub"), pursuant to which Sub will be merged with and into the Company, with the Company as the surviving corporation.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Renaissance Worldwide, Inc.
                                  (Registrant)



Date: August 6, 2001              By:           /s/ G. Drew Conway
                                     -------------------------------------------
                                                    G. Drew Conway,
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


Date: August 6, 2001              By:           /s/ Joseph  P. Fargnoli
                                     -------------------------------------------
                                                    Joseph P. Fargnoli,
                                       Vice President, Chief Financial Officer,
                                                 Treasurer and Clerk