Form 10-Q
period 2001-09-29
RENAISSANCE WORLDWIDE INC
filed 2001-11-13
CIK 1012123

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period to
                              --------------------


                         Commission File Number 0-28192

                           RENAISSANCE WORLDWIDE, INC.

             (Exact name of registrant as specified in its charter)
                              --------------------

      MASSACHUSETTS                                            04-2920563
 (State of Incorporation)                                    (IRS Employer
                                                           Identification No.)


                              --------------------
                                52 Second Avenue
                                Waltham, MA 02451
                                 (781) 290-3000

     (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)

                              --------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]    NO [_]


  As of October 31, 2001, there were 53,252,540 shares of Common Stock, no par value, outstanding.

                          RENAISSANCE WORLDWIDE, INC.
                               INDEX TO FORM 10-Q

                                                                                                                  Page
                                                                                                                  ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheet at December 30, 2000 and September 29, 2001
               (Unaudited)                                                                                           3

               Condensed Consolidated Statement of Operations for the three and nine months ended
               September 30, 2000 and September 29, 2001 (Unaudited)                                                 4


               Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2000
               and September 29, 2001 (Unaudited)                                                                    5


               Notes to Unaudited Consolidated Financial Statements                                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations                11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                           14

PART II.       OTHER INFORMATION                                                                                    15

               SIGNATURES                                                                                           16


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

                           RENAISSANCE WORLDWIDE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                            December 30,       September 29,
                                                               2000               2001
                                                            -----------        -----------
                               ASSETS                                          (unaudited)
Current assets:
  Cash and cash equivalents                                  $  54,451          $  57,026
  Accounts receivable, net                                      87,777             64,457
  Deferred income taxes                                          4,024              4,024
  Other assets                                                   3,608              3,580
  Net assets held for sale                                       7,000               --
                                                             ---------          ---------
     Total current assets                                      156,860            129,087
Fixed assets, net                                               23,914             19,584
Goodwill and other intangible assets, net                       38,252             35,923
Other assets                                                     4,117              4,446
                                                             ---------          ---------
          Total assets                                       $ 223,143          $ 189,040
                                                             =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  12,300          $   9,222
  Accrued salaries, wages and related benefit costs             23,331             16,689
  Other accrued expenses                                         7,553              3,730
                                                             ---------          ---------
     Total current liabilities                                  43,184             29,641
  Other long-term debt and liabilities                             168                115
                                                             ---------          ---------
     Total liabilities                                          43,352             29,756
                                                             ---------          ---------


Stockholders' equity:
  Common stock and additional paid in capital                  191,236            191,466
  Accumulated deficit                                           (5,059)           (22,804)
  Treasury stock                                                (6,386)            (9,378)
                                                             ---------          ---------
     Total stockholders' equity                                179,791            159,284
                                                             ---------          ---------
          Total liabilities and stockholders' equity         $ 223,143          $ 189,040
                                                             =========          =========




   The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
                CONSOLIDATED CONSOLIDATED STATEMENT OF OPERATIONS
                (In thousands except per share data - unaudited)


                                                              For the Quarter Ended                For the Nine Months Ended
                                                         ---------------------------------      --------------------------------
                                                         September 30,      September 29,       September 30,     September 29,
                                                              2000               2001               2000               2001
                                                         --------------     --------------      -------------     -------------
Revenue                                                    $ 111,757          $  71,183          $ 343,325          $ 245,060
Cost of revenue                                               83,996             51,732            258,224            180,373
                                                           ---------          ---------          ---------          ---------
Gross profit                                                  27,761             19,451             85,101             64,687
Selling, general and administrative expenses                  34,014             20,925            103,622             72,613
Restructuring charges and asset writedowns                      --                1,250              6,810             11,911
                                                           ---------          ---------          ---------          ---------
Loss from operations                                          (6,253)            (2,724)           (25,331)           (19,838)
Interest and other expense (income), net                       3,054               (574)             5,433             (2,092)
                                                           ---------          ---------          ---------          ---------
Loss from continuing operations before taxes                  (9,307)            (2,150)           (30,764)           (17,745)
Income tax benefit                                            (4,004)              --              (12,932)              --
                                                           ---------          ---------          ---------          ---------
Loss from continuing operations, net of tax                   (5,303)            (2,150)           (17,832)           (17,745)
Loss from discontinued operations, net of tax                 (1,542)              --               (2,799)              --
Gain on disposal of Strategy segment, net of tax                --                 --               12,427               --
                                                           ---------          ---------          ---------          ---------
Net loss                                                   $  (6,845)         $  (2,150)         $  (8,204)         $ (17,745)
                                                           =========          =========          =========          =========

Basic and diluted earnings per share:
  Loss from continuing operations                          $   (0.09)         $   (0.04)         $   (0.32)         $   (0.33)
  Loss from discontinued operations                            (0.03)              --                (0.05)              --
  Gain on disposal of Strategy segment                          --                 --                 0.22               --
                                                           ---------          ---------          ---------          ---------
  Net loss                                                 $   (0.12)         $   (0.04)         $   (0.15)         $   (0.33)
                                                           =========          =========          =========          =========


Weighted average common shares - basic and diluted            55,982             52,903             56,313             53,236
                                                           =========          =========          =========          =========




   The accompanying notes are an integral part of these financial statements.

                           RENAISSANCE WORLDWIDE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands, unaudited)



                                                                                  Nine Months Ended
                                                                           -------------------------------
                                                                           September 30,     September 29,
                                                                               2000              2001
                                                                           ------------      -------------
Cash flows from operating activities:
  Net loss                                                                  $ (8,204)         $(17,745)
  Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
       Depreciation and amortization                                          11,920             6,735
       Loss on writedown of fixed assets                                         434             4,380
       Gain on disposal of discontinued operations                           (12,427)             --
  Changes in operating assets and liabilities:
        Accounts receivable                                                    3,891            23,320
        Other current assets                                                   2,447                28
        Other assets                                                              70               421
        Accounts payable, accrued expenses and other liabilities             (25,553)          (14,249)
                                                                            --------          --------
               Net cash provided by (used for) operating activities          (27,422)            2,890

Cash flows from investing activities:
  Cash disbursed for acquisitions, net of cash acquired                       (1,150)             --
  Cash proceeds from the sale of businesses                                   68,797             5,472
  Net decrease in notes receivable                                               476              --
  Purchases of fixed assets                                                   (7,377)           (3,025)
                                                                            --------          --------
              Net cash provided by investing activities                       60,746             2,447

Cash flows from financing activities:
  Net borrowings on revolving credit facilities                               12,086              --
  Proceeds (Repayments) on Term Loan                                         (50,000)             --
  Principal payments on long-term debt                                        (1,368)             --
  Purchase of treasury stock                                                  (3,086)           (2,992)
  Proceeds from exercise of stock options and purchase plans                   1,883               230
                                                                            --------          --------
              Net cash used for financing activities                         (40,485)           (2,762)

Effect of exchange rate changes on cash and cash equivalents                    (562)             --
                                                                            --------          --------
Net increase (decrease) in cash and cash equivalents                          (7,723)            2,575
Cash and cash equivalents, beginning of period                                10,605            54,451
                                                                            --------          --------
Cash and cash equivalents, end of period                                    $  2,882          $ 57,026
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

Recent Development

     On October 5, 2001, the Company entered into a definitive merger agreement with Aquent, Inc. ("Aquent"), a privately held staffing company for creative professionals, pursuant to which Aquent has agrred to purchase all of the shares of the Company's outstanding common stock for $2.00 per share. Before entering into the merger agreement, the Company terminated a merger agreement it had entered into on June 21, 2001 with two companies controlled by G. Drew Conway, the Company's chairman and chief executive officer, pursuant to which those entities would have acquired all of the shares of the Company's outstanding common stock for $1.65 per share.

     Following the merger, Renaissance common stock will no longer be publicly traded or quoted on the Nasdaq National Market ("Nasdaq"). Renaissance will also no longer be required to file periodic and other reports with the United States Securities and Exchange Commission and will formally terminate its reporting obligations under the Securities Exchange Act of 1934.

     The transaction is conditioned upon, among other things, approval of the stockholders of Renaissance, receipt of financing and certain regulatory approvals. The transaction is expected to be completed late in the fourth quarter of 2001.

     The transaction will be financed with cash held by Renaissance and Aquent at the time of the merger, cash to be provided by a revolving credit facility for which a commitment has been received by Aquent, and if necessary, cash from the issuance of debt or equity securities of Aquent.

 Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Renaissance Worldwide, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

                           RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 Interim Financial Statements

     The consolidated balance sheet at September 29, 2001 and consolidated statements of operations and of cash flows for the nine month periods ended September 30, 2000 and September 29, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. The results of operations for the interim period ended September 29, 2001 are not necessarily indicative of the results to be expected for future quarters or the entire year. The balance sheet at December 30, 2000 contained herein has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 30, 2000, which are contained in the Company's 2000 Report on Form 10-K.

 Earnings Per Share

     Earnings (loss) per share-basic is calculated based upon the weighted average number of common shares actually outstanding, and earnings (loss) per share-diluted is calculated based upon the weighted average number of common shares and dilutive potential common stock outstanding. Potential common stock includes stock options and warrants, calculated using the treasury stock method. Potential common stock for the three and nine months ended September 30, 2000 and the three and nine months ended September 29, 2001 was 63,000, 334,000, 62,000 and 24,000 shares, respectively. Potential common stock has been excluded from the calculation of diluted earnings (loss) per share, as its effect would be anti-dilutive.

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


3.  RESTRUCTURING CHARGES AND ASSET WRITEDOWNS.

     In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. As of September 29, 2001, the Company has $1.4 million accrued for remaining costs in connection with these actions and previous facility closings. The Company expects to make restructuring related payments of approximately $1.4 million in the fourth quarter of 2001, depending on the timing and success of subleasing vacated facilities. In the third quarter of 2001, the Company recorded a charge of $1.3 million associated with proceeds from a prior disposal of assets which have become worthless due to the acquiring company's bankruptcy filing in September 2001.


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

     The combined results of the Business Strategy Group and the Enterprise Solutions Group for the three and nine months ended September 30, 2000 were as follows:

                          RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                For the                For the
                                                             Three Months            Nine Months
                                                                 Ended                  Ended
                                                           September 30, 2000    September 30, 2000
                                                           ------------------    ------------------
                                                                                   (In thousands)
Revenue                                                         $ 26,128              $ 98,211
Cost of revenue                                                   18,089                68,279
Selling, general and administrative expenses                       9,378                30,254
Restructuring charges                                               --                   1,605
Interest expense, net                                                429                   476
Income tax provision (benefit)                                      (226)                  396
                                                                --------              --------
Loss from discontinued operations, net of tax                     (1,542)               (2,799)
Gain on disposal of discontinued operations, net of tax             --                  12,427
                                                                --------              --------
Net results of discontinued operations                          $ (1,542)             $  9,628
                                                                ========              ========



5.   SEGMENT REPORTING

     The Company has two primary business segments: ITCS and GovConnect. After the disposition of the Enterprise Solutions Group on October 20, 2000, the Company conducts business mainly in the United States. The following presents information about reported segments for the three and nine months ended September 30, 2000 and September 29, 2001.


                                                     For the Quarter Ended               For the Nine Months Ended
                                                 -------------------------------      --------------------------------
                                                 September 30,    September 29,       September 30,    September 29,
                                                      2000            2001                 2000             2001
                                                 ---------------  --------------      ---------------  ---------------
                                                         (In thousands)                        (In thousands)
Revenues (1):
  GovConnect                                       $   8,933          $  11,734          $  29,681          $  32,318
  ITCS                                               102,824             59,449            313,644            212,742
                                                   ---------          ---------          ---------          ---------
     Total                                         $ 111,757          $  71,183          $ 343,325          $ 245,060
                                                   =========          =========          =========          =========

Income (loss) from operations (1) (2):
  GovConnect                                       $  (3,379)         $       6          $  (2,300)         $  (1,925)
  ITCS                                                 7,213              1,268             16,132             (4,540)
                                                   ---------          ---------          ---------          ---------
     Total                                             3,834              1,274             13,832             (6,465)

Corporate expenses (2) (3)                            10,087              2,748             32,353             12,122
Restructuring charges and asset writedowns              --                1,250              6,810              1,250
Interest and other expense (income), net               3,054               (574)             5,433             (2,092)
                                                   ---------          ---------          ---------          ---------
     Total loss before taxes                       $  (9,307)         $  (2,150)         $ (30,764)         $ (17,745)
                                                   =========          =========          =========          =========


(1) Intersegment revenues were not material and have been eliminated in the above presentation.

                           RENAISSANCE WORLDWIDE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(2) Income (loss) from operations for the nine months ended September 29, 2001 includes the allocation of $10.7 million restructuring charges and asset writedowns to GovConnect ($0.1 million), ITCS ($6.7 million) and Corporate ($3.9 million). Income (loss) from operations for the three and nine months ended September 30, 2000 includes the allocation of $6.8 million in restructuring charges and asset writedowns to ITCS ($2.9 million) and Corporate ($3.9 million).

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

                          RENAISSANCE WORLDWIDE, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 29, 2001

     Revenue. Total revenue decreased 36.3% to $71.2 million for the third quarter of 2001 from $111.8 million in the third quarter of 2000. This revenue decrease was primarily attributable to a 42.2% decrease in ITCS revenue to $59.4 million in 2001 from $102.8 million in 2000, offset by an increase in GovConnect revenue of 31.4% to $11.7 million in 2001 from $8.9 million in 2000. The Company believes that the decrease in the ITCS revenue is due to the uncertainty in the high technology sector, coupled with the general slowdown in the economy.

     Gross Profit. Gross profit decreased 29.9% to $19.5 million for the third quarter of 2001 from $27.8 million for the comparable prior period. As a percentage of revenue, gross profit increased to 27.3% for the period compared to 24.8% for the comparable prior period. This increase in gross profit percentage was attributable to an increase in utilization rates at both ITCS and GovConnect.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 38.5% to $20.9 million for the third quarter of 2001, from $34.0 million for the comparable prior period, and include approximately $1.0 million of professional fees related to the merger transaction. As a percentage of revenue, selling, general and administrative expenses decreased to 29.4% from 30.4% for the comparable prior period.

     Restructuring charges and asset writedowns. In the third quarter of 2001, the Company recorded a charge of $1.3 million associated with proceeds from a prior disposal of assets which have become worthless due to the acquiring company's bankruptcy filing in September 2001.

     Interest and Other Expense (Income), Net. Interest and other expense (income), net, increased to income of $0.6 million for the third quarter of 2001 from $3.1 million of expense for the comparable prior period. This increase was due to the repayment of all borrowings under the Company's former Credit Facility in 2000 from the proceeds of the sale of the Business Strategy Group and Enterprise Solutions Group and the investment of excess cash.

     Income tax benefit. The Company did not record an income tax benefit for the third quarter of 2001 as it has historically reported losses from continuing operations over the last three fiscal years and currently expects that it will not return to profitability in the near term. Therefore, the Company cannot reasonably be assured that it will realize any income tax benefit from its current losses in the future, and as such, has not benefited these losses for income tax purposes. The Company does not currently anticipate recording a tax benefit for the current fiscal year.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 29, 2001

     Revenue. Total revenue decreased 28.6% to $245.0 million for the first nine months of 2001 from $343.3 million in the first nine months of 2000. This revenue decrease was attributable to a 32.2% decrease in ITCS revenue to $212.7 million in 2001 from $313.6 million in 2000, offset by an increase in GovConnect revenue of 8.9% to $32.3 million in 2001 from $29.7 million in 2000. The Company believes that the decrease in the ITCS revenue is due to the uncertainty in the high technology sector, coupled with the general slowdown in the economy.

     Gross Profit. Gross profit decreased 24.0% to $64.7 million for the first nine months of 2001 from $85.1 million for the comparable prior period. As a percentage of revenue, gross profit increased to 26.4% for the period compared to 24.8% for the comparable prior period. This increase in gross profit percentage was attributable to an increase in both ITCS and GovConnect margins as the business units experienced an increase in their utilization rates.

                          RENAISSANCE WORLDWIDE, INC.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by 29.9% to $72.6 million for the first nine months of 2001 from $103.6 million for the comparable prior period. . Selling, general and administrative expenses for the first nine months of 2001 include $1.0 million of professional fees related to the merger transaction. Remaining fees related to the merger with Aquent are estimated at $7.2 million and will be recorded when incurred. As a percentage of revenue, selling, general and administrative expenses decreased to 29.6% from 30.2% for the comparable prior period. This decrease in expense was attributable primarily to the Company's efforts to re-size supporting functions to match the lower revenue levels discussed above.

     Restructuring Charges and Asset Writedowns. In the first quarter of 2001, the Company recorded a non-recurring charge of $10.7 million which includes $3.3 million associated with severance for approximately 125 employees, $7.1 million for facility closings and consolidations, including the writedown of fixed assets owned or leased and an additional $0.3 million loss on the sale of its ITCS solutions group known as Align360 which was sold on February 23, 2001. The Company anticipates realizing approximately $18 million in annualized expense savings in connection with these actions. The Company expects to make restructuring related payments of approximately $1.4 million in the fourth quarter of 2001, depending on the timing and success of subleasing vacated facilities.

     The table below shows the activity of the Company's restructuring related accounts for the nine months ended September 29, 2001:




                                                    Beginning                                       Ending
                                                     Balance                                        Balance
                                                  December 30,                                    September 29,
                                                      2000         Provisions     Utilization         2001
                                                 ---------------  -------------- --------------   --------------
                                                                                (In thousands)
Excess facilities                                   $   839         $ 2,679         $ 3,008         $   510
Losses on leased and purchased fixed assets            --             4,436           3,677             759
Severance and related benefits                         --             3,296           3,145             151
Loss on disposal of Align360                           --               250             250            --
                                                    -------         -------         -------         -------
                                                    $   839         $10,661         $10,080         $ 1,420
                                                    =======         =======         =======         =======


     In the third quarter of 2001, the Company recorded a charge of $1.3 million associated with proceeds from a prior disposal of assets which have become worthless due to the acquiring company's bankruptcy filing in September 2001.

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

     Interest and Other Expense, Net. Interest and other expense (income), net, increased to income of $2.1 million for the first nine months of 2001 from $5.4 million expense for the comparable prior period. This increase was due to the repayment of all borrowings under the Company's former Credit Facility in 2000 from the proceeds of the sale of the Business Strategy Group and Enterprise Solutions Group and the investing of excess cash.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash flow from operations of $ 2.9 million for the nine months ended September 29, 2001, due primarily to a decrease of $23.3 million in accounts receivable, offset by a net operating loss which includes the non recurring charge of $10.7 million recorded in the first quarter of 2001 and the $1.3 million asset writedown recorded in the third quarter of 2001.

                          RENAISSANCE WORLDWIDE, INC.


     The Company had cash flow of $2.4 million from investing activities for the nine months ended September 29, 2001 due primarily to the sale of the ITCS solutions group known as Align360 for $5.5 million, offset by purchases of fixed assets of $3.0 million.

     The Company used $2.8 million of cash flow for financing activities for the nine months ended September 29, 2001, primarily for the purchase of treasury stock. During 2000 and early 2001, the Board of Directors authorized the Company to repurchase up to eight million shares of its common stock. The stock was purchased from time to time in the open market or through private transactions. The repurchased shares are held in treasury and may be used for employee stock benefit and stock option plans. The Company repurchased 4,987,812 shares through April 12, 2001 for an aggregate purchase price of $7.0 million. In the second quarter 2001, the Company temporarily suspended its stock repurchase program as it had not been effective in supporting the Company's stock price and was determined not the best use of the Company's cash.

     The Company received a letter dated April 27, 2001 from Nasdaq notifying the Company of its non-compliance with listing requirements due to the Company's common stock failing to maintain a minimum bid price of $1.00 during the last 30 consecutive trading days. The letter stated that the Company had until July 26, 2001 to regain compliance, or it would be provided with written notification that its securities would be delisted. The Company regained compliance on July 10, 2001 but there is no assurance that its common stock will continue to maintain a minimum bid price of $1.00. On October 1, 2001, Nasdaq suspended the minimum bid price rule until January 2, 2002.

     The Company currently does not have a credit facility and relies on cash and cash flow from operations to fund its liquidity needs. The Company anticipates that its primary use for funds in future periods will be for funding working capital to support operations, including the funding of $1.4 million of restructuring costs associated with severance and facility obligations remaining at September 29, 2001, and the funding of capital expenditures of approximately $4 million to $6 million over the next twelve months, primarily related to information technology needs. In connection with certain of its acquisitions, the Company is obligated to make certain contingent payments over the next several years, including approximately $1.5 million which the Company currently is required to pay over the next 12 months. While the Company believes that its cash balance at September 29, 2001 of $57.0 million, together with cash flows from operations, will be sufficient to meet the Company's presently anticipated liquidity needs for at least the next 12 months, no assurance can be given this will be sufficient or that the Company will be able to secure financing if necessary.

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

ITEM 1--LEGAL PROCEEDINGS
        Not applicable

ITEM 2--CHANGE IN SECURITIES
        Not applicable

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
        Not applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable

ITEM 5--OTHER INFORMATION
        Not applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K
        a.  Exhibits
        Not Applicable

        b.  Reports on form 8-K

        On July 12, 2001, the Company filed a Current Report on Form 8-K dated July 12, 2001, reporting under Item 5 (Other Event) that Mr. Joseph F. Pesce, the Company's Executive Vice President, Chief Financial Officer and Treasurer, and Mr. Christopher D. T. Guiffre, the Company's Vice President, General Counsel and Clerk, were leaving the Company on July 13, 2001, and would cease to be executive officers of the Company on that date.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RENAISSANCE WORLDWIDE, INC.
                                  (Registrant)




Date: November 12, 2001           By:              /s/   G. Drew Conway
                                       --------------------------------------------------
                                                      G. Drew Conway,
                                           Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

Date: November 12, 2001           By:             /s/   Joseph  P. Fargnoli
                                       --------------------------------------------------
                                                    Joseph P. Fargnoli,
                                  Vice President, Chief Financial Officer, Treasurer and
                                                           Clerk
